Form 10-K
period 1993-12-31
AMERICAN NUCLEAR CORP
filed 1994-03-30
CIK 5550

                     March 30, 1994


Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C.  20459

RE:  American Nuclear Corporation
     Commission File No. 0-1764

Gentlemen:

     Submitted herewith is the annual report on Form 10-K of American Nuclear Corporation for the fiscal year ended December 31, 1993, including all financial statements, schedules and exhibits. The $250 filing fee has been received at the lockbox depository in Pittsburgh, Pennsylvania.

     The financial statements in the report do not reflect any changes from the proceeding years in any accounting principles or practices, or in the method of applying any such principles or practices, except that the Company adopted Statement of Financial
Accounting Standards No. 109, Accounting for Income Taxes, on January
1, 1993.

     American Nuclear Corporation qualifies as a small business issuer.

     Thank you for your assistance.

                       Very truly yours,



                       William C. Salisbury
                       President

WCS/fm
Enclosures

cc:     NASDAQ (w/encl.)
        Standard and Poors

                                                             PAGE 1
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549
                        FORM 10-K

/X/  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993
                           or
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-1764

              AMERICAN NUCLEAR CORPORATION
              ----------------------------
 (Exact Name of Registrant as Specified In Its Charter)

Colorado                                       83-0178547
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)        Identification No.)

550 N. Poplar Street                                82601
Casper, Wyoming
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:
(307) 265-7912

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange
Title of each class                  on which registered
- -------------------                 ---------------------
 None                                        ----

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, 4 cent par value
             ------------------------------
                    (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X.   No   .

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Based upon the average of the high and low prices of the common stock on March 11, 1994 of $0.16 per share, the aggregate market value of the voting stock held on that date by non-affiliates of the registrant was $862,834.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1993: 4 cent par value - 7,696,739

The information required by Part III of this report is incorporated by reference from the Company's proxy statement to be filed with the Securities and Exchange Commission by April 30, 1994 except that the report of the board of directors compensation committee on executive compensation, the stock performance graph, and report on option/SAR repricing, if any, are not incorporated.

This report consists of 45 pages, including two pages constituting the coverage page.

                         PART I
                         ------
Item 1.     Business.
- -------     ---------

Development of Business

     American Nuclear Corporation, the Company, was incorporated in 1955 as one of the first uranium exploration companies formed after the commercial importance of uranium as a source of energy and fuel was realized. The Company acquired uranium mining properties by locating mining claims and purchasing other mining claims.


Uranium Mining for Atomic Energy Commission and Others

     Starting in 1959 the Company was engaged, with its partner, Federal Resources Corporation, in mining and milling uranium concentrates in the Gas Hills area in central Wyoming for sale to the U.S. Atomic Energy Commission and various utilities that supply electricity. The mining was conducted by open pit surface mining, a method of mining that is subsequently described in this report under
Item 2, Properties. The mill was also operated on a custom basis to mill uranium ores for other uranium producers. The Atomic Energy Commission discontinued purchases in 1971 when its inventory goals and strategic plans were met and a United States uranium industry had been created. The partnership continued to operate its mill for producing its own properties and custom milling of uranium ores for other producers for sales to commercial users.


Expansion of Uranium Industry in the 1970's

     The modern uranium industry was shaped in the 1970s in response to growth in nuclear power generation by utilities. The embargoes of imports of foreign oil in the early 1970s caused an energy crisis in the United States and resulted in increased construction of nuclear power plants and plans for more plants. Demand for uranium increased significantly from spot prices for short-term deliveries of less than $10 per pound of uranium concentrate in 1971 to more than $40 per pound by 1978.


Tennessee Valley Authority Agreements

     In 1972 the Company entered into an arrangement with the Tennessee Valley Authority (TVA), an agency wholly owned by the United States, for the joint acquisition of uranium properties to be produced for use by TVA to fuel its nuclear power plants. In 1973 Federal American Partners leased its mining properties to TVA. From 1979 through 1982, the partnership mined its properties and milled its ores for TVA. In the late 1970's annual production reached a level of 1.2 million pounds of uranium concentrates per year. TVA discontinued the operations in 1982 because world-wide production of uranium concentrates exceeded demand and it cost less to purchase from inventoried uranium stocks than to mine and mill. A total of
14.5 million pounds of uranium concentrates had been produced through the mill over its operating life.

Termination of Tennessee Valley Authority Agreements

     In 1984 the Company acquired the uranium mill and associated lands from the partnership, and it also acquired approximately one-half of the uranium lands it had jointly held and explored with TVA. Today these lands remain the base of the Company's approximately 14,800 acres of uranium properties that are being offered for sale. Please see Item 7, "Liquidity and Capital Resources" section of this report for more detail.

     In 1984 TVA also placed approximately $3.8 million cash in a $4.1 million reclamation bond fund with the Wyoming Department of Environmental Quality (DEQ) to assure the DEQ and the U.S. Nuclear Regulatory Commission (NRC) that the reclamation obligations of TVA, the Company and the partnership for the mill site would ultimately be performed. The fund is the property of the Company, but withdrawal remains subject to the surety provisions for the benefit of the state of Wyoming. Starting in 1984, the Company received the interest earnings and capital gains from the reclamation fund. The Company began reclamation of the land at the mill site in 1984. TVA also entered into a management agreement with the Company under which, in exchange for management fees, the Company closed the mining operations, returned leased mining equipment, and sold the other
mining equipment for TVA's account.   The Company's entire financial
obligation to TVA for the Company's cost of acquiring and exploring its interests in the uranium properties was eliminated.


Status of Uranium Business

     Since the Tennessee Valley Authority terminated its mining activities in 1982 that were conducted through the Company's partnership called Federal American Partners, the Company has not been engaged in mining or milling uranium. The Company has identified significant quantities of uranium resources in the ground among its uranium properties that may be amenable to mining by in situ mining methods. In situ mining is less expensive than the open pit mining methods previously employed. The market for uranium remains depressed, however, and it would not be economically feasible to mine the Company's uranium properties at current prices. Imports of foreign uranium at low prices, especially from Russia and Canada, have continued to dampen prices. In 1993, spot prices for short-term deliveries of uranium were approximately $9.50 per pound. For a more complete discussion of the uranium properties, see Item 2, Properties.


Reclamation of Mill Site and Tailings Ponds

     Based upon the Company's determination that use in the future of its uranium processing mill would not comply with the revised licensing requirements of the NRC, the Company began demolition of the mill in 1988 and completed that work in 1989. Since then the Company has undertaken substantial reclamation work on the mill site as required by the NRC and the DEQ. The mill and associated buildings have been dismantled and the building materials buried in one of the two adjacent tailings ponds where the processed ores produced by the mill (mill tailings) were impounded after milling. The mill tailings in the two impoundments have been graded by earth moving equipment into mounds covering approximately 40 and 80 acres respectively. A cover of native earth has been placed over the mounds of mill tailings, and the tailings piles are being allowed to settle and compact naturally. The remaining reclamation work consists of filling and shaping the side slopes of the tailings piles to such a grade as to preclude soil erosion and exposure of the tailings, placing a final cover of earth over the tailings to limit emission of radon gas into the atmosphere to meet Environmental Protection Agency (EPA) standards, and revegetating and fencing the site. In 1992 the Company submitted to the NRC an alternate design to its original reclamation plan in order to meet new NRC criteria for long term stability of the tailings impoundments. The principal modification the Company has proposed to the NRC utilizes a rock mulch for erosion protection instead of native vegetation. Due to delay by the NRC in responding to the proposed reclamation design, the Company has requested the NRC to extend by one year the requirement for placing radon barrier material on tailings impoundment number 2 by December 31, 1994. The NRC is not expected to respond to the Company's request until mid 1994. If the NRC does not grant the requested extension, the Company may be unable to complete the required work in the limited time remaining after the NRC approves the reclamation design.

     Reclamation work will continue at minimal levels until the NRC approves a new design. At that time the Company expects the reclamation process to continue at an active level until approximately 1997. Thereafter environmental monitoring and ongoing reclamation obligations at reduced levels of activity are expected to continue for at least five additional years until the reclamation requirements for stabilization of the tailings are deemed satisfied by the NRC, DEQ and EPA. At that time the site will be transferred to the Department of Energy or State of Wyoming as required by law.


Byproduct Material Disposal

     Starting in 1990 the Company shifted most of its efforts to a new, developing industry of byproduct material disposal. The byproduct material consists of waste generated from ores processed by others for their uranium or thorium content. Federal regulations require the generators of these low level radioactive materials to dispose of them in licensed depositories.

     In part because the Company's mill site is undergoing reclamation work to stabilize the mill tailings, which are low level radioactive materials, the NRC initially granted permission in the fall of 1990 for the Company to accept byproduct materials totaling 1,100 cubic yards from four generators under four specific waste disposal contracts. After the NRC authorized receipt of the initial byproduct material, the NRC amended the Company's license in September of 1991 to authorize it to receive and dispose of an additional 12,500 cubic yards of material from other sources.

     The material terms of the disposal contracts already completed, as well as the proposed terms of any future contracts, require the generator of the byproduct materials to deliver them to the Company's mill site. The contracts require the generator to pay the contract charges for each shipment of materials, usually within thirty days after delivery of a shipment.

     The byproduct material is placed on the surface of the mill tailings impoundment number 1, compacted and covered with an interim cover of native soils. The addition of the byproduct materials reduces the volume of earthen fill material that must be placed on the mill tailings to meet the reclamation design requirements.

     Byproduct material is expected to originate at past and present uranium mining and milling locations owned by others throughout the western region of the United States. There has been no readily available outlet for disposal of these types of waste, and the availability of the Company's reclamation project for such disposal is consistent with federal policy to limit proliferation of small disposal sites.

     Based upon income received on account of the initial five contracts, the Company generated revenue of $322,624, $318,814, and $120,352 from operations in 1993, 1992, and 1991, respectively. Additional materials will be delivered under one of the existing contracts during 1994 that will utilize a $16,500 prepayment already received during January 1994.


Marketing of Disposal Contracts

     The additional licensed space remaining available for disposal of byproduct materials at December 31, 1993 could be sold and used in a single season. That is not likely, however, because the Company has previously experienced difficulty in obtaining disposal contracts. While the Company has identified and solicited disposal contracts from other parties who hold byproduct materials in quantities that exceed its permitted volume and that must eventually be relocated to licensed disposal sites, few of the generators face short-term deadlines for disposing of their material. Their reluctance to incur the costs of transportation and disposal any earlier than necessary and the continuing lack of a federal deadline for disposal are the primary reasons that the Company has not obtained as many disposal contracts as expected.

     The Company believes its permitted disposal space will not be available if not utilized by the end of 1995 because the approved reclamation plans call for work during 1996 to close the site during that year. In order to generate revenues and to improve upon its own marketing efforts, the Company granted exclusive marketing rights to American Ecology Corporation (AEC) during September 1993 for 10,000 cubic yards of the Company's permitted disposal space. AEC operates low level radioactive waste disposal facilities and is engaged in other waste management business and services. Net profits from any disposal contract revenues are to be shared equally by the Company
and AEC.    AEC paid $202,500 when the contract was executed as an
advance to the Company against its share of potential disposal revenues. A second advance by AEC in the same amount was not paid when expected in February 1994. AEC's position is that the second advance was not due then because the NRC did not by that date issue its policy allowing for the co-disposal of byproduct materials together with similar materials containing low level radioactive waste. Instead the NRC plans to consider applications for disposal of such similar materials at byproduct material sites on a case by case basis. AEC has not procured any contracts with generators of such materials. The Company will submit an application to the NRC for its consent to dispose of these similar materials in the

Company's permitted space after a contract is obtained. The NRC is not expected to act on any application until at least several months after its submittal. There are no assurances that AEC will produce any disposal contracts or pay any additional money for disposal or that NRC approval of disposal of any materials will be obtained. If AEC does not recover its advance deposit of $202,500 from disposal revenues generated through the Company's disposal services, AEC is entitled to receive shares of the Company's common stock. The stock would be issued at the rate of the stocks' average of the thirty day trailing closing sales price at the time of exercise.


Abandonment of Efforts to License Commercial Byproduct Disposal

     During 1993 the Company abandoned its efforts to obtain licenses from the NRC and DEQ to establish a commercial byproduct disposal business near its mill site that is undergoing reclamation. In order to complete the required environmental studies, continue to pursue its license applications, and take other steps for opening such a business, the Company sought to raise $5 million to $8 million through private placements of its common stock. When this effort proved unsuccessful in mid-1993, the Company terminated further efforts to enter the commercial byproduct disposal business.


Business Focus

     The Company has not realized adequate revenues from its byproduct disposal business to fund its operations, and since 1991 has relied for a large part on its operating capital upon loans by Cycle Resource Investment Corporation (CRIC), holder of approximately 30 percent of the Company's outstanding stock. The Company has been unable to obtain additional loans from CRIC or any other source. The Company's efforts to raise capital by placement of its common stock have not been successful. The Company has not been able to obtain joint ventures or long term supply contracts for exploitation of its uranium properties in the future when market prices for uranium are expected to be higher.

     In order to repay its loan to CRIC and to raise additional capital to continue its reclamation work over the next several years as required by law, the Company has offered its uranium properties for sale at the highest price received. Several prospective buyers have expressed interest in purchasing the uranium properties, but no purchase offers have been received. The Company expects to receive purchase offers in the spring of 1994 and to submit the best offer it receives to a vote of its shareholders at the 1994 meeting of shareholders. There are no assurances that the properties will be sold during 1994 or if sold, that the purchase price or terms will be adequate to meet the Company's needs, either short-term or long-term.

     Upon a sale of its uranium properties, the Company will retain its byproduct disposal operations through 1995 and continue to be obligated for long-term reclamation work associated with the mill site. Unless firm contracts for disposal made during the remainder of 1994 and 1995 substantially increase over the past levels or the sale of uranium properties produces more proceeds that the amount required to repay the CRIC loans, neither of which is assured, the Company's activities will be restricted to its limited cash, if any. The Company intends to pursue its reclamation obligations. If the Company is unable, for lack of funds or otherwise, to continue reclamation work on a schedule that meets the deadlines or milestones fixed by the NRC, the agencies could take possession of the reclamation bond fund to complete the work. If the bond fund were inadequate to complete reclamation and to establish an additional fund to assure long-term stabilization of the mill tailings, the agencies could seek judgments against the Company.


Changes in Fiscal Year

     Effective December 31, 1991, the Company changed its fiscal year end from May 31 to December 31 to better match the seasonal nature of its business operations. The byproduct disposal business involves earth moving. Drilling for uranium and other maintenance of mining claims also requires field work. These activities start after the ground has thawed and dried in the spring, and they are concluded before the harshest winter months. A fiscal year that is the same as the calendar year, therefore, better reflects a complete business cycle and will enable application of revenues from operations conducted early in the year to expenses incurred that year.


Financial Information About Industry Segments

     Beginning with the seven-month period from June 1 to December 31, 1991, the Company entered into the business of uranium byproduct material disposal. Between 1982 and that time, the Company's only business was winding down its former mining operations with the partnership and TVA, its reclamation activities, and the maintenance of its uranium properties with the intent of eventually producing uranium concentrate. See Note 1 to the financial statements included in Item 14 of this report.

     The Company has no foreign operations or export sales. It has not segregated its business activities into geographic areas within the United States except to the extent that its operations are located within Wyoming.


Other Business Factors

     The Company's byproduct materials disposal business activities are highly regulated. The presently licensed disposal activities are subject to NRC and DEQ licensing authority and jurisdiction.

     The Company has a restricted cash deposit of approximately $3.0 million with the Wyoming DEQ to cover the ultimate reclamation costs of its mill site. The Company, DEQ and NRC have estimated that the actual costs remaining for reclamation are approximately between $2.7 and $3 million. There is always some risk that the regulations may be changed and that the amount required to perform the reclamation under such new regulations may increase. Based upon discussions with representatives of the agencies about potential changes and also based on current contract prices obtained by third parties for similar reclamation work in the area, the Company believes any potential increases would be in the range of 10 to 15 percent and that they could be offset by either byproduct disposal revenue or the interest earned on the $3 million reclamation deposit.

Employees

     As of December 31, 1993, the Company had four full-time employees.


Item 2.  Properties

         In addition to the mill site under reclamation that is also used for uranium byproduct material disposal as previously described in this report, the Company holds uranium properties that may be developed for the production and sale of uranium concentrates if justified by future price increases. The properties primarily consist of blocks of unpatented mining claims located on the public domain of the United States in the Gas Hills area of central Wyoming. During 1993 the Company discontinued this business segment and began actively marketing the properties for sale to the highest bidder.


Peach Properties

     The Company's principal uranium holdings are the Peach properties which cover approximately 2,700 acres. They are composed of a several contiguous groups of unpatented mining claims located in the Gas Hills area of Central Wyoming. A valuable mineral deposit has been delineated by extensive development drilling, and both open pit and underground mine plans have been prepared for possible future use. The properties may also be suitable for mining by in situ mining techniques, and the Company has previously performed preliminary studies of the suitability of the deposit for production by this mining method. Mining by any method requires an increase in the price for uranium concentrates, a long term supply contract, and financing for the project, none of which are now available to the Company.

     The Peach properties are subject to a mortgage dated May 20, 1991 by which the Company mortgaged its properties to Cycle Resource Investment Corporation (CRIC), the mortgagee and a shareholder of the Company. The principal balance of the CRIC mortgage as of December 31, 1993 was $2,031,200. Since cash flow was not sufficient to repay the note on the August 31, 1993 due date, CRIC and the Company signed a forbearance agreement extending the notes to June 30, 1994. Upon default, CRIC could foreclose on the Peach properties if it so decides. NUKEM, Inc. owns 100 percent of CRIC which in turn owns 30% of the Company's common stock. NUKEM, Inc. is a New York corporation located in Stamford, Connecticut, that is a wholly owned subsidiary of NUKEM, GmbH, a German corporation located in Alzenau, Germany that in turn is a wholly owned subsidiary of RWE AG, a Germany corporation. RWE is publicly held, and is the largest electric generating utility in Germany and the eighth largest in the world.
It is also a worldwide conglomerate active in the production and marketing of petroleum products, coal, uranium, chemicals, and electrical generating equipment. RWE also is active in waste processing and environmental protection and reclamation services.


Sweetwater Properties

     The Sweetwater properties cover approximately 9,700 acres of unpatented mining claims that are located adjacent to the Peach properties on the Sweetwater Plateau, a topographic feature in the
southern Gas Hills uranium area.   Wide-spaced drilling conducted on
the Sweetwater properties has disclosed uranium in numerous drill holes. The Company has retained the Sweetwater properties in anticipation of future favorable market conditions for uranium concentrates from the properties.


Other Gas Hills Uranium Properties

     The Company also owns varying undivided interests, ranging from 13% to 100% undivided interests as tenants in common in unpatented mining claims covering approximately 3,100 acres in the Gas Hills area near the Peach and Sweetwater properties. Mineralization has been found by drilling on some of these properties. Sufficient drilling has not been performed on these properties to assess the extent of the mineralization, that is, evidence of uranium minerals, or to determine if the properties can be economically produced.


Nature of Title to Mining Claims

     Acquisition of mining claims on those parts of the public domain not reserved or withdrawn by the government from location of claims is a right granted by the federal mining law. Explorers for minerals such as uranium are entitled to go upon the land and search for minerals. To initiate mining claims, a locator establishes or locates single claims as a contiguous block of claims by marking the boundaries upon the surface, posting notices of the claims upon the surface, and recording notices in the local county records as well as filing them with the Bureau of Land Management office in the state in which they are located.

     Upon location, a person searching for uranium by exploratory drilling or other geological methods is entitled to exclusive possession of the land encompassed by the claim or block of claims. Upon discovery of a valuable mineral deposit, the possessory right ripens into a vested interest in real property. Mining claims are interests in real property that may be sold and conveyed.

     A rival locator is entitled by law to contest the validity of another's claims. The rival or junior location may show it has better possessory rights or vested property rights by proving in a judicial proceeding that the senior claimant has not met the requirements for establishing or maintaining the claim or block of claims, and that the rival locator has the better right by virtue of its own entry onto the lands, relocation of the land for its own claims, and either continuous possession while in pursuit of discovery or actual discovery of a valuable mineral deposit.

     The Company and other owners of mining claims have no obligation to seek a patent from the government, that is, an instrument conveying the government's record title. Without a patent, a locator or subsequent owner of unpatented mining claims is entitled to mine them and remove and sell the minerals without payment of a royalty or other charges to the government. If a patent is obtained from the United States, the entire record and beneficial interest vests in the patentee, and the claims are no longer subject to defeasance by either the government or a rival locator.

     Some of the Company's unpatented mining claims were located by it in the 1950s and 1960s. Other of its claims were acquired from other locators in the 1970s. All the Company's mining claims, like those previously mined for its benefit, are unpatented. The Company has no intention to seek patents to its mining claims at this time. In March 1993 the Department of the Interior placed a moratorium upon issuance of patents pending resolution of proposed changes in the federal mining law.


Mining Claim Rental Fees and Royalties

     According to a federal law adopted in 1992, in order to maintain title to mining claims after their location, an owner must pay annual rental fees of $100 per claim to the Department of the Interior.
Upon failure to pay a filing fee, the Bureau of Land Management declares the claim void and terminated.

     Proposed amendments to the mining law now pending in Congress are expected to include imposition of a royalty on production of minerals. The royalty rates being debated in Congress range up to eight percent of gross proceeds, a rate that would make mining uneconomic in many cases.


Abandonment of Mining Claims

     On August 31, 1993 the Company abandoned, through non-payment of the $200 per claim annual fees due on that date for 1993 and 1994, 870 mining claims with a remaining book value of $543,826. The claims abandoned represented approximately 54% of the Company's mineral acreage and approximately 5% of its remaining investment. During December 1993 a mineral property impairment of $3 million for the remaining mining claims was recorded. This represents a 31% reduction of the property valuation. During 1992 there were no property abandonments or mineral property impairments, while during 1991 the Company recorded abandonments of $115,212 and mineral property impairments of $3,180,000.


Mining Methods

     A uranium deposit, once identified and developed, may be produced and the minerals extracted by one of three mining methods. These are surface mining, underground mining, and in situ solution mining.

     Surface mining by the open pit method is generally used for ore bodies located within approximately 500 feet of the surface. Open pit mining requires removal and saving of the topsoil for later reclamation, removal of the dirt and rock overlying the mineral deposit, digging a pit into the earth to expose the mineral deposit, mining the ore by heavy shovels which load it into large trucks for hauling to an uranium processing mill where the uranium concentrates are extracted, and reclaiming the spent ores, called mill tailings, as well as the open pit, to stabilized conditions consistent with pre-mining uses.

     Mineral deposits found at depths greater than 500 feet are traditionally mined by underground mining methods. A large shaft is bored from the surface down to the mineral deposit. From there tunnels are bored laterally and perhaps vertically through the deposit. The ore is loaded onto railroad cars located underground, hauled to the shaft, lifted by hoists to the surface, and transported to a mill for processing.

     In situ solution mining methods are often referred to as in situ leach or ISL mining. In the ISL process, groundwater fortified with solubilizing agents such as sodium bicarbonate (baking soda), for example, are injected into an ore body through a series of injection drill holes. The solutions penetrate the ore body and dissolve the uranium. The mineralized solutions are pumped to the surface through a recovery well for additional processing to extract the uranium concentrates. Solution mining is less labor and capital intensive than the traditional surface mining and underground shaft operations. The expense of licensing, constructing and operating a large uranium processing mill can be avoided because a less complex and less costly precipitation unit is adequate to separate the uranium concentrates from the solutions. ISL mining also usually requires less expense for reclamation because no open pits or large shafts are excavated and smaller quantities of processed waste comparable to mill tailings are produced. ISL processes are generally suitable for ore bodies not much deeper than 2,000 feet which are found in permeable underground formations that the solutions can penetrate, and that have confining layers of rock above and below the ore zone to concentrate the solutions in the ore body.

     Because of the current low market price for short-term deliveries of uranium concentrates, approximately $9.50 a pound, the Company has been unable to commence mining. The future demand for uranium, and consequently the future price, is susceptible to a number of variables. The principal factors are importation of low-priced uranium, market requirements of nuclear power generators located around the world, and stockpiles of uranium concentrates, both domestic and foreign. As inventories of uranium concentrates are depleted, the need for uranium production should increase. The inventory of uranium available to the nuclear power industry has been declining, and the Company anticipates an eventual increase in uranium prices.


Market for Uranium

     Most of the former uranium producers in the United States have suspended operations because of the current low market price of uranium. The current market for sales of uranium is being filled in large part by inventories of domestic concentrates and imported foreign concentrates. Some U.S. uranium producers are positioning themselves for production because world-wide inventories of uranium concentrates are declining. If current conditions persist, the established consumption level of uranium will exceed the available inventories and current annual production in several years, and demand for uranium may increase as a result of reduced supplies. New production typically requires three to five years of mine and mill permitting. New production can be expected from other producers, both domestic and foreign, to meet increases in demand.

     The principal market for uranium concentrates consists of utility companies throughout the United States and other countries. The principal market for lands containing uranium which has not been mined, non-producing uranium properties, primarily consists of other mining companies, foreign utilities, and to a lesser extent, utility companies throughout the United States. Some of the utility companies purchase non-producing properties to assure themselves of a supply of uranium for their nuclear reactors. The Company's non-producing uranium properties consist of mining claims that may or may not have proven uranium deposits. Generally, the more a mineral bearing property is developed by drilling the more defined the ore body becomes, and in turn, the more valuable the property becomes. Only close-spaced drilling is adequate to permit reliable quantification of the grade and extent of uranium deposits. The Company's drilling in many cases is not sufficiently close-spaced to permit such quantification.

     Marketing of non-producing uranium properties as well as uranium concentrates occurs through privately negotiated contracts, by open bid, or both. Uranium brokers may seek buyers and sellers of either uranium properties or concentrates for a commission. There are only a couple of brokers internationally that list uranium properties for sale, and the Company maintains contact with them although its properties are not currently listed through them for sale. There are only a few sales of uranium properties every several years, and each sale is unique.

     Because of the immediate cash needs of the Company and the long term nature of uranium production and the associated risks involved, the Company must liquidate all or a portion of its uranium properties to continue operations and repay its debt obligations. The Company decided during 1993 to offer its properties for sale and hopes to sell them by June 1994. There are no assurances as to the selling price, terms of sale, or a sale completion date. Please see Item 7, "Liquidity and Capital Resources," in this report for additional details.


Item 3.     Legal Proceedings.
- ------      -----------------

     There are no legal proceedings pending against the Company or its properties.


Item 4.     Submission of Matters to a Vote of Security
            Holders.
- ------      -------------------------------------------

     No matters for decision were submitted to a vote of shareholders during the last calendar quarter of the year ended December 31, 1993.

                         PART II
                         -------

Item 5.     Market For Registrant's Common Equity and Related
            Stockholder Matters.
- ------      -----------------------------------------

     (a) Through January 1994 the common stock of the Company was traded over-the-counter on the NASDAQ national market system under the symbol ANUC. Effective February 1, 1994 the Company's common stock is being traded on the NASDAQ small cap market under the ANUC symbol. The range of high and low sales prices of the stock for each calendar quarter period during the past three years, as quoted by the National Association of Securities Dealers, Inc., are given in the following table, except that high and bid quotation prices are given for the first and second quarters of 1992 and the four quarters for 1991. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.



                            Price Ranges (closing bid)
                       For Calendar Years Ended December 31
                    -----------------------------------------
                           1993          1992         1991
                          ------        ------       ------
                        Low   High    Low   High    Low   High
                        ----  ----    ----  ----    ----  ----
First Quarter  .....    0.50  1.09    2.00  3.00    1.25  2.50
Second Quarter .....    0.50  1.00    1.69  2.00    1.75  2.38

Third Quarter  .....    0.12  0.66    1.25  2.00    2.00  3.86
Fourth Quarter .....    0.12  0.31     .88  1.38    1.88  3.25


     The low and high prices for the stock on March 11, 1994 were $.16 and $.16.

     (b) Based solely upon the number of record holders, the approximate number of stockholders of the common stock of the Company as of March 11, 1994 was 1734.

     (c) No dividends have been declared with respect to the common stock during the fiscal years ended December 31, 1993 and 1992, the seven-month period ended December 31, 1991, or the previous fiscal year ended May 31, 1991.

                                                                   PAGE 15


Item 6.     Selected Financial Data.
- ------      -----------------------

                                        Seven
                  Year       Year       Months
                  Ended      Ended      Ended      Fiscal year ended May 31,
                  December   December   December   ----------------------------
                  31,1993    31,1992    31,1991      1991       1990       1989
                  --------   --------   --------   --------   --------   --------
                       ($000's are omitted except per share amounts)
INCOME STATEMENT

  Revenue From
    Operations.   $   323    $   319    $   120    $   -0-    $    12    $    35
  Net Loss.....   $(4,074)   $  (381)   $(3,595)   $  (365)   $  (147)   $  (269)

BALANCE SHEET

  Working
    Capital(1).   $(2,214)   $(1,590)   $  (739)   $  (306)   $  (358)   $  (492)
  Total Assets.   $ 9,845    $13,413    $12,874    $15,784    $16,032    $17,185
  Total
    Liabil-
     ities.....   $ 5,189    $ 4,683    $ 3,784    $ 3,619    $ 3,502    $ 4,558
  Long-Term
    Obliga-
      tions....   $  2,786   $ 2,913    $ 2,967    $ 3,267    $ 3,118    $ 3,546
  Common Stock-
    holders'
     Equity...    $  4,656   $ 8,730    $ 9,090    $12,166    $12,530    $12,627

LOSS PER COMMON SHARE(2)

  Loss from
    Operations.   $(0.53)    $ (0.05)   $ (0.47)   $ (0.05)   $ (0.02)   $ (0.13)
  Dividends Paid
    Per Common
     Share.....   $   -0-    $    -0-   $   -0-    $   -0-    $   -0-    $   -0-
 ------------------------------

     (1)  Exclusive of assets held for sale.

     (2)  The weighted average number of shares of common stock outstanding during the year ended December 31, 1993 and, 1992, and the seven months ended December 31, 1991, and the fiscal years ended May 31, 1991, 1990, and 1989 was 7,696,622, 7,693,736, 7,573,405,
7,239,125, 7,180,495 and 4,930,917 respectively.

/TABLE

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.
- ------      -----------------------------------

     (See, in addition to Selected Financial Data, the financial statements of the Company referred to in Item 14)

Results of Operations

     During the past three years the Company has shifted its efforts away from holding of uranium properties, because of the continuing low level of uranium spot market prices, to a newly developing market of byproduct material disposal. It is the Company's intent to make the byproduct disposal business its primary business segment through 1995 after which it does not expect to be permitted by the Nuclear Regulatory Commission to continue to accept byproduct material for disposal.

     During the years ended December 31, 1993 and 1992 and the seven-months ended December 31, 1991 the Company entered the business of uranium byproduct material disposal and received $323,000, $319,000 and $120,000 respectively for performing on five contracts for disposal of uranium byproduct material at its mill site. It continues to seek other such disposal contracts. During September 1993 the Company entered into a marketing agreement with American Ecology Corporation (AEC) by which AEC would assist the Company in obtaining byproduct disposal contracts for the disposal of 10,000 cubic yards of material. AEC made a $202,500 advance payment to the Company which will be recovered by it either through one-half of net disposal revenue or the issuance of the Company's common stock. The Company will retain 50% of the net profits generated from disposal revenue.

     General and administrative expenses decreased approximately 25 percent during the year ended December 31, 1993 compared to 1992 due to the 1992 expenditures associated with preparing a confidential private placement memorandum that was circulated starting in January 1993. During 1992 the general and administrative expenses increased approximately eight percent on an annualized basis compared to the seven month period ended December 31, 1991 due to establishment of a money purchase pension plan for its employees and expenditures associated with preparing the private placement memorandum. During the seven-month period ended December 31, 1991 general and administrative expenses increased 46 percent on an annualized basis compared to the fiscal year ended May 31, 1991 due to an increased level of activity, primarily costs to obtain a license amendment for receipt of byproduct material and relocation costs associated with a newly appointed president. General and administrative expenses for the year ended May 31, 1991 increased by 72 percent compared to the prior year. This sharp increase was primarily the result of additional expense associated with a change in management of the Company consisting of a new board of directors and the new president. The additional expenses included a premium for a new director and officer liability insurance policy (approximately $40,000) and severance pay for two former officers (approximately $70,000).

     Byproduct material disposal expenses of $29,000, $32,000 and $29,000 for the years ended December 31, 1993 and 1992 and the seven-months ended December 31, 1991 consisted of labor, rental costs and lease payments of earth moving equipment.

     In December 1993, the Company determined that its decision to sell its primary mineral properties rather that hold the properties for future potential development required greater consideration be given to in-ground market values and the Company's present financial position. The Company determined its range of potential loss for the mineral properties to be from approximately $3 million to approximately $7 million. Because of the Company's continuing process to solicit bids for its mineral properties, the lack of an active market for in-ground uranium reserves, and uncertainties as to the ultimate intent of the major shareholder, management is unable to determine at this time whether any amount in that range provides a better estimate than any other amount. Therefore, in accordance with the requirements of Statement of Financial Accounting Standards No. (Statement) 5, Accounting for Contingencies, a $3 million mineral property impairment was recognized during 1993 which represents a 31% reduction in the mineral property valuation at December 31, 1993.

     In December 1991, after consideration of uranium market conditions and a recent sale by a third party of a comparable uranium property, management determined that a $3.2 million write-down in the carrying value of the Company's uranium properties was warranted.
The asset value shown on the balance sheet for December 31, 1991 was reduced by that amount. Write downs were not warranted during the year ended December 31, 1992.

     Abandonment of property interests occurred during the year ended December 31, 1993 in the amount of $544,000 and during the seven-month period ended December 31, 1991 in the amount of $115,000.
There were no property abandonments during the year ended December 31, 1992 or the fiscal year ended May 31, 1991. The Company's policy is to abandon identified mineral properties once it has been determined that those properties have little or no economic value based on apparent low levels of mineralization and the carrying costs of the properties. The evaluation is normally made based upon results of exploration drilling intended to demonstrate whether the properties contain enough mineralization to warrant further expenditures. The abandonments during 1993 represented approximately 54% of the Company's mineral acreage. Approximately five percent of the Company's carrying value of its mineral properties were expensed during 1993.

     Interest income continued to decline for the year ended December 31, 1993, as it did in all annualized periods presented. The decreases in interest income are attributable to decreases in interest rates paid on the Company's reclamation fund and decreases in the Company's reclamation bond escrow accounts, the principal source of this income, as funds were withdrawn to apply to the cost of completed reclamation work.

     Interest expense for the year ended December 31, 1993 was $186,000 as compared to interest expense of $123,000, $36,000, and $47,000 for the year ended December 31, 1992, for the seven months ended December 31, 1991 and the fiscal year ended May 31, 1991. Interest expense for the year ended December 31, 1993 increased 51% as compared with the year ended December 31, 1992. This increase in interest expense for the past two periods reported is primarily attributable to the increase in average outstanding debt resulting from increases in amounts borrowed from Cycle Resource Investment Corporation to fund operations, particularly the costs of preparing for a commercial byproduct disposal license and the installation of new management.


Liquidity and Capital Resources

     The Company's working capital deficit at December 31, 1993 was $2,200,000 while at December 31, 1992 it was $1,590,000, at December 31, 1991 it was $739,000, and at May 31, 1991 it was $306,000. The
increased working capital deficits at December 31, 1993, 1992 and 1991 are primarily due to the negative cash flow from operations.

     The Company does not have any commitments for funding, and owes $2,031,200 in notes due on June 30, 1994 to CRIC. The Company has no other credit arrangements. Previous efforts to obtain funding included the preparation of a confidential private placement memorandum by which a California based financier began offering in January 1993 $5 million to $8 million of ANC common stock to potential foreign investors at $1.05 per share. This offering failed during the summer of 1993, and the Company was forced to abandon its efforts towards developing a commercial disposal facility. Consequently, the Company terminated its employment agreement with its previous president and must liquidate some or all of its mineral properties in order to repay its debt obligations and to provide the necessary working capital to continue operations and satisfy its reclamation obligations.

     In prior years, the Company had relied upon investment income from the reclamation bond, release of funds from the reclamation bond as a result of reductions in the bonding requirement and short-term borrowings from stockholders to satisfy its working capital needs. However, during the years ended December 31, 1993 and 1992 and the seven-months ended December 31, 1991, the Company has received a portion of its cash flow from disposal of third party byproduct material. In order to expedite the September 1991 amendment to the Company's mill site reclamation plan by which the Company was permitted by the NRC to accept byproduct material, the Company agreed to allow the interest earned on approximately $1.9 million of the reclamation bond to accumulate and increase the bond fund until the disposal space initially authorized is exhausted. The amount of interest accumulation to the bond fund is estimated at $150,000 during 1994 and 1995.

     Anticipated revenues from the American Ecology Corporation (AEC) agreement and the Company's 50% share of the net income derived from the disposal of third party byproduct material are expected to provide the Company's day to day working capital needs for the near future. AEC did not make the $202,500 prepayment expected in February 1994 because the NRC did not issue its policy allowing for the co-disposal of byproduct material and like-kind material but instead will rule on such applications on an individual basis. Therefore, in accordance with the AEC agreement, AEC can either exchange its first $202,500 payment for ANC common stock at market value or renegotiate the agreement. AEC has indicated that its intent is to renegotiate the terms of the September 1993 agreement.

     On August 24, 1993, the Company reached an agreement with Cycle Resource Investment Corporation (CRIC), a stockholder, for CRIC to increase its total loans to $2,031,200. The Company was not able to repay the notes on August 31, 1993 when due. On January 20, 1994 this $2,031,200 debt plus approximately $143,000 in accrued interest was extended to June 30, 1994. CRIC holds a mortgage constituting a first lien on the Company's Peach properties which represent substantially all the values of the uranium properties. Beginning in May 1994, the Company's anticipated byproduct disposal revenues, which it bases upon its internal analysis of the market and its recent activities, are expected to provide a significant portion of the 1994 working capital requirements if the CRIC debt obligations are deferred. The Company's ability to continue in operation during 1994 depends upon completion of a sale of its mineral properties, realizing revenues from its byproduct disposal business or increased borrowings and continued deferments of its notes due CRIC. It is unlikely that any additional loans can be obtained. There are no assurances that byproduct disposal revenues will be realized, that a sale of the uranium properties will be achieved, that the sales price or terms will be adequate to meet the Company's needs in either the short term or the long term, and consequently no assurances that the Company can remain in business. When the Company's reclamation site is closed to the receipt of additional byproduct material, which is expected at the end of 1995, and after the Company has sold its uranium properties which is expected during 1994, it will have essentially no remaining assets unless the uranium properties sell for more than the amount of the Company's indebtedness, as to which there are no assurances.

     The Company estimates its reclamation costs for the Gas Hills project to be $2,740,290 at December 31, 1993. The NRC has required the Company to maintain a bond in the amount of $3,063,371 to assure completion of future reclamation. The bond fund has increased to $3,175,470 as of December 31, 1993. The bond consists of liquid investments, a surety bond for $865,000, a $25,000 letter of credit, and certificates of deposit. The excess funds, if any, will be returned to the Company upon satisfactory completion of the reclamation project.


Income Taxes

     See Note 6 to Financial Statements included in Item 14 herein.


Item 8.     Financial Statements and Supplementary Data.
- ------      -------------------------------------------

     See Item 14 of this report.


Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.
- ------      ---------------------------------------------

     The Company had a change of its independent auditors during the fiscal year ended December 31, 1992. It has not had any disagreements with its present or previous auditors on any matter of accounting principles or practices or financial statement disclosure.

                            PART III
                            --------

     Items 10, 11, 12 and 13 of this report are incorporated herein by reference from sections of the Company's definitive proxy statement entitled "Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." The definitive proxy statement is to be filed with the Securities and Exchange Commission no later than April 30, 1994. Notwithstanding such incorporation by reference, the report of the board of directors compensation committee on executive compensation, the stock performance graph and report on option/SAR repricing, if any, are not incorporated.

                            PART IV
                            -------

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
- -------     --------------------------------------------

     (a) The following documents are filed as a part of this report:

            1.  Financial Statements:

                - Independent Auditors' Report
                - Balance Sheets, December 31, 1993,
                   December 31, 1992 and December 31, 1991
                - Statements of Operations and Retained
                   Earnings (Accumulated Deficit) for the
                   years ended December 31, 1993, 1992, and
                   1991 (unaudited), the seven-months ended
                   December 31, 1991 and the year ended
                   May 31, 1991.
                - Statements of Cash Flows for the years
                   ended December 31, 1993, and 1992, the
                   seven-months ended December 31, 1991,
                   and the year ended May 31, 1991.
               - Notes to Financial Statements for the
                   years ended December 31, 1993, and 1992, the seven-months ended December 31,
                   1991, and the year ended May
                   31, 1991.

            2.  Financial Statement Schedules (for the
                 years ended December 31, 1993 and 1992, the seven months ended December 31, 1991 and the fiscal year ended May 31, 1991):
                - V - Property, Plant, and Equipment
                -VI - Accumulated Depreciation,
                        Depletion, and Amortization of
                        Property, Plant, and Equipment

     All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

                                                             PAGE 21
     (b)    Reports on  Form 8-K.
            --------------------
     A report on Form 8-K was filed on January 21, 1994 reporting the Forbearance Agreement of the amended promissory notes between Cycle Resource Investment Corporation and American Nuclear Corporation, dated January 20, 1994. The $2,031,200 loans plus unpaid interest was extended from August 31, 1993 to June 30, 1994.

     A report on Form 8-K was filed on January 31, 1994 reporting that the Company's common stock will not be traded on the NASDAQ over the counter on the national market system January 31, 1994. It is traded on the NASDAQ small cap market effective February 1, 1994.

(c)    Exhibits.
       --------

Exhibit
Number                           Description
- -------                          -----------

3.1       Restated Articles of Incorporation, dated
          October 28, 1991 (incorporated herein by reference from the exhibits to Registrant's report filed on Form 10-Q dated September 30,
          1992).

3.2 Bylaws, dated August 15, 1980 (incorporated herein by reference from the exhibits to Registrant's report filed on Form 10-Q dated
          October 10, 1980).

10.1 Agreement and First Amendment to Loan Agreement between Cycle Resource Investment Corporation and American Nuclear Corporation, dated June
          27, 1991 (incorporated herein by reference from the exhibits to Registrant's report filed on Form 8 dated September 24 1991).

10.2 Extension of Amended Promissory Note (Second) dated December 1, 1992 (incorporated herein by reference from the exhibits to Registrant's report filed on Form 8 dated December 2, 1992).

10.3 Forbearance Agreement between the Company and Cycle Resource Investment Corporation dated January 20, 1994 (incorporated herein by reference from exhibits to Registrant's report filed on Form 8 dated January 21,
          1994).

10.4      Escrow Agreement between the Company and
          Uniwest Trust Company and the Tennessee Valley
          Authority, dated November 28, 1984
          (incorporated herein by reference from the exhibits to Registrant's proxy material dated
          January 18, 1985).

19.1      Debt Restructuring agreement between American
          Nuclear Corporation, and The Wyoming National
          Bank of Casper, dated November 28, 1984
          (incorporated herein by reference from the exhibits to Registrant's report filed on Form 8 dated September 24, 1991).

                                                             PAGE 22
                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)        AMERICAN NUCLEAR CORPORATION

BY (SIGNATURE)
(NAME AND TITLE)    s/WILLIAM C. SALISBURY, President
DATE                March 30, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY (SIGNATURE)
(NAME AND TITLE)    s/WILLIAM C. SALISBURY, President, and
                    Director and Chief Operating Officer
DATE                March 30, 1994

BY (SIGNATURE)
(NAME AND TITLE)    s/DENNIS A. ECKERDT,  Chief Financial
                    Officer and Director
DATE                March 30, 1994

INDEPENDENT AUDITORS' REPORT
- ----------------------------

Shareholders and Board of Directors
American Nuclear Corporation:
Casper, Wyoming

     We have audited the accompanying balance sheets of American Nuclear Corporation (the Company) as of December 31, 1993 and 1992, and the related statements of operations and retained earnings (accumulated deficit) and cash flows for the years then ended. Our audit also included the financial statement schedules for the years ended December 31, 1993 and 1992 as listed in the index at Item 14. These financial statements and corresponding financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1993 and 1992, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information required to be included therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and was unable to repay notes payable to its major shareholder when due during 1993. The Company and its major shareholder signed a forbearance agreement extending the term of the notes to June 30, 1994. Substantially all of the Company's assets are pledged as collateral for the notes payable. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 1, the Company discontinued its operations related to the development and production of mineral properties. Management estimates the Company's range of loss associated with its discontinued operations to be from approximately $3 million to approximately $7 million, of which the Company recognized a $3 million mineral property impairment for the year ended December 31, 1993. The Company is continuing efforts to sell its mineral properties, the ultimate outcome of which cannot presently be determined.

SIGNATURE


MITCHELL-FINLEY AND COMPANY, P.C.
Certified Public Accountants

March 9, 1994
Denver, Colorado

INDEPENDENT AUDITORS' REPORT
- ----------------------------

American Nuclear Corporation:

     We have audited the accompanying balance sheets of American Nuclear Corporation as of December 31, 1991 and the related statements of operations and retained earnings and of cash flows for the seven-months ended December 31, 1991 and the years ended May 31, 1991. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and corresponding financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of American Nuclear Corporation at December 31, 1991 and the results of its operations and cash flows for the above stated periods, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SIGNATURE

DELOITTE AND TOUCHE
Denver, Colorado
March 20,  1992

                                                                   PAGE 26
AMERICAN NUCLEAR CORPORATION
- ----------------------------
BALANCE SHEETS DECEMBER 31, 1993, 1992 AND 1991
- -----------------------------------------------
ASSETS
- ------
                                          December 31,    December 31,    December 31,
                                NOTES        1993             1992           1991
                                -----     -----------     -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents               $   164,302     $   118,814     $    62,244
  Reclamation deposit income
    receivable                   2,4            3,392           2,833           3,254
  Prepaids and other                           20,851          57,353          11,841
                                          -----------     -----------     -----------
        Total current assets                  188,545         179,000          77,339
                                          -----------     -----------     -----------
MINING PROPERTIES HELD FOR SALE   1         6,497,123

MINING PROPERTIES - Net          2,4                        9,901,437       9,837,922
                                          -----------     -----------     -----------
PLANT AND EQUIPMENT - Net        3,4           91,720         111,091          43,525
                                          -----------     -----------     -----------
OTHER ASSETS:
  Reclamation deposit            2,4        3,011,871       2,930,368       2,827,773
  Other                                        55,550         290,868          87,799
                                          -----------     -----------     -----------
        Total other assets                  3,067,421       3,221,236       2,915,572
                                          -----------     -----------     -----------
TOTAL                                     $ 9,844,809     $13,412,764     $12,874,358
                                          ===========     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------
CURRENT LIABILITIES:
  Note payable to stockholder     4       $ 2,031,200     $ 1,619,506     $   737,000
  Accrued interest payable                    142,929          93,866           8,788
  Trade accounts payable                        7,806          19,232          45,501
  Deferred revenue                5           202,500          16,500          10,892
  Other current liabilities                    18,302          20,352          14,556
                                          -----------     -----------     -----------
        Total current liabilities           2,402,737       1,769,456         816,737
                                          -----------     -----------     -----------
LONG TERM DEBT                    8
  Capitalized lease obligations                45,498          63,800
                                          -----------     -----------     -----------
        Total long term debt                   45,498          63,800             -0-
                                          -----------     -----------     -----------
ESTIMATED RECLAMATION COSTS       2         2,740,290       2,849,678       2,967,435
                                          -----------     -----------     -----------
COMMITMENTS AND CONTINGENCIES    1,8

REDEEMABLE PREFERRED STOCK        7

                                                                               (Continued)
/TABLE

                                                                   PAGE 27

AMERICAN NUCLEAR CORPORATION
- ----------------------------
BALANCE SHEETS DECEMBER 31, 1993, 1992 AND 1991
- -----------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------

                                          December 31,    December 31,    December 31,
                                NOTES        1993             1992           1991
                                -----     -----------     -----------     -----------

STOCKHOLDERS' EQUITY:            4,7

  Common stock (7,696,739 shares
     outstanding)                             314,080         314,080         313,704
  Additional paid-in capital               13,304,849      13,304,849      13,284,104
  Retained earnings (accumulated
    deficit)                               (8,333,519)     (4,259,973)     (3,878,496)
  Less cost of common stock
    held in treasury                         (629,126)       (629,126)       (629,126)
                                          -----------     -----------     -----------
Stockholders' equity                        4,656,284       8,729,830       9,090,186
                                          -----------     -----------     -----------

TOTAL                                     $ 9,844,809     $13,412,764     $12,874,358
                                          ===========     ===========     ===========

See Independent Auditors' Reports and notes to financial statements.           (Concluded)

/TABLE

                                                                   PAGE 28
AMERICAN NUCLEAR CORPORATION
- ----------------------------
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT) FOR THE YEARS ENDED
DECEMBER 31, 1993, 1992, AND 1991(UNAUDITED), THE SEVEN MONTHS ENDED DECEMBER 31, 1991 AND
THE YEAR ENDED MAY 31, 1991
- ------------------------------------------------------------------------------------------
                                                                   SEVEN
                         YEAR         YEAR           YEAR          MONTHS         YEAR
                         ENDED        ENDED          ENDED         ENDED          ENDED
                         DECEMBER     DECEMBER       DECEMBER      DECEMBER       MAY 31,
               NOTES     31, 1993     31, 1992       31, 1991      31, 1991        1991
                                                   (Unaudited)
               -----   -----------   -----------   -----------   -----------   ----------
OPERATING REVENUES:
 Byproduct
  material
   disposal            $   322,624   $   318,814   $   120,352   $   120,352          -0-
                       -----------   -----------   -----------   -----------   ----------
Total operating
 revenues                  322,624       318,814       120,352       120,352   $      -0-
                       -----------   -----------   -----------   -----------   ----------
OPERATING EXPENSES:
 General and admin-
  istrative                517,391       691,072       642,858       466,627      546,940
 Byproduct
  material
   disposal                 29,224        31,595        28,931        28,730
  Commercial byproduct
    facility               236,866
                       -----------   -----------   -----------   -----------   ----------
Total operating
 expenses                  783,481       722,667       671,789       495,357      546,940
                       -----------   -----------   -----------   -----------   ----------
Operating Loss            (460,857)     (403,853)     (551,437)     (375,005)    (546,940)

OTHER INCOME (EXPENSE):
 Interest income   2       117,158       145,183       241,038       111,937      229,738
 Gain (loss) on
  sale of invest-
  ments and other                            208          (977)         (977)
 Interest expense  4      (186,021)     (123,015)      (56,903)      (36,092)     (47,389)
                       -----------   -----------   -----------   -----------   ----------
NET LOSS BEFORE DISCON-
 TINUED OPERATIONS        (529,720)     (381,477)     (368,279)     (300,137)    (364,591)

DISCONTINUED OPERATIONS
                   1
 Impairments and
   Abandonments         (3,543,826)                 (3,295,212)   (3,295,212)
                       -----------   -----------   -----------   -----------   ----------
NET LOSS                (4,073,546)     (381,477)   (3,663,491)   (3,595,349)    (364,591)
RETAINED EARNINGS
 (Accumulated
  Deficit):
 Beginning of
  period                (4,259,973)   (3,878,496)     (215,005)     (283,147)      81,444
                       -----------   -----------   -----------   -----------   ----------
 End of period         $(8,333,519)  $(4,259,973)  $(3,878,496)  $(3,878,496)  $ (283,147)
                       ===========   ===========   ===========   ===========   ==========
                                                                               (Continued)

                                                                   PAGE 29
AMERICAN NUCLEAR CORPORATION
- ----------------------------
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT) FOR THE YEARS ENDED
DECEMBER 31, 1993, 1992, AND 1991(UNAUDITED), THE SEVEN MONTHS ENDED DECEMBER 31, 1991 AND
THE YEAR ENDED MAY 31, 1991
- ------------------------------------------------------------------------------------------
                                                                   SEVEN
                         YEAR         YEAR           YEAR          MONTHS         YEAR
                         ENDED        ENDED          ENDED         ENDED          ENDED
                         DECEMBER     DECEMBER       DECEMBER      DECEMBER       MAY 31,
               NOTES     31, 1993     31, 1992       31, 1991      31, 1991        1991
                                                   (Unaudited)
               -----   -----------   -----------   -----------   -----------   ----------


NET LOSS BEFORE
 DISCONTINUED
  OPERATION
   PER SHARE           $     (0.07)  $     (0.05)  $     (0.05)  $     (0.04)  $    (0.05)

DISCONTINUED
 OPERATION PER
  SHARE                      (0.46)  $        --   $     (0.43)  $     (0.43)  $       --
                       -----------   -----------   -----------   -----------   ----------

NET LOSS PER
 COMMON SHARE:         $     (0.53)  $     (0.05)  $     (0.48)  $     (0.47)  $    (0.05)
                       ===========   ===========   ===========   ===========   ==========

WEIGHTED-AVERAGE
 NUMBER OF SHARES
  OUT STANDING     1     7,696,622     7,693,736     7,596,866     7,573,405    7,239,125
                       ===========   ===========   ===========   ===========   ==========

See Independent Auditors' Reports and notes to financial statements.
                                                                               (Concluded)


                                                                   PAGE 30
AMERICAN NUCLEAR CORPORATION
- ---------------------------
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1993 AND 1992, THE SEVEN MONTHS
ENDED DECEMBER 31, 1991 AND THE YEAR ENDED MAY 31, 1991
- ------------------------------------------------------------------------------------------
                                                              SEVEN
                                YEAR           YEAR           MONTHS         YEAR
                                ENDED          ENDED          ENDED          ENDED
                                DECEMBER       DECEMBER       DECEMBER       MAY 31,
                                31, 1993       31, 1992       31, 1991       1991
                                -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                       $(4,073,546)   $  (381,477)   $(3,595,349)   $  (364,591)
  Adjustments to reconcile
   net loss to net cash
    used by operating
     activities:
 Loss (gain) on sale of
  investment securities and
   plant and equipment                                (208)           977
 Mining property impairment       3,000,000                     3,180,000
 Abandonment of mining property     543,826                       115,212
 Abandonment of commercial
  byproduct project                 236,866
 Depreciation and amortization       19,371         17,433          7,761          6,297
 Issuance of stock for ESOP
  and bonus                                         21,121                        13,701
 Decrease (increase)
  in Assets:
 Reclamation deposit
  income receivable                    (560)           421         11,210         (5,805)
Other assets                        (45,001)       (43,491)        (9,311)         1,458
 Increase (decrease)
  in Liabilities:
Accrued interest payable             49,063         85,078        (72,912)        38,710
Trade accounts payable              (11,426)       (26,269)       (23,298)        38,259
Deferred revenue                    186,000          5,608        (39,258)        50,150
Other liabilities                    (2,050)         5,796         14,556
Estimated reclamation costs        (109,388)      (117,757)        11,179       (161,758)
                                -----------    -----------    -----------    -----------
Net cash from operating
 activities                        (206,843)      (433,745)      (399,233)      (383,579)
                                -----------    -----------    -----------    -----------

                                                                               (Continued)
/TABLE

                                                                   PAGE 31
AMERICAN NUCLEAR CORPORATION
- ---------------------------
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992, THE SEVEN MONTHS
ENDED DECEMBER 31, 1991 AND THE YEAR ENDED MAY 31, 1991
- ------------------------------------------------------------------------------------------
                                                              SEVEN
                                YEAR           YEAR           MONTHS         YEAR
                                ENDED          ENDED          ENDED          ENDED
                                DECEMBER       DECEMBER       DECEMBER       MAY 31,
                                31, 1993       31, 1992       31, 1991       1991
                                -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment
 securities                      (2,483,200)    (2,287,795)    (1,488,204)    (3,599,560)
Proceeds from sale or
 maturity of investment
  securities                      2,483,200      2,185,200      1,213,518      3,907,208
Additions to mining properties,
 plant and equipment               (139,512)      (148,306)       (56,893)       (46,446)
Capitalized disposal costs           (1,548)      (205,090)       (30,228)
                                -----------    -----------    -----------    -----------
Net cash flows from
 investing activities              (141,060)      (455,991)      (361,807)       261,202
                                -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments to/
 from bank                                                       (100,000)       100,000
Borrowing from stockholder          411,694        882,506        699,300         37,700
Borrowing (payments on long-term
  debt                              (18,303)        63,800       (310,591)
Proceeds from issuance of
 common stock                                                     506,250
                                -----------    -----------    -----------    -----------
Net cash flows from
 financing activities               393,391        946,306        794,959        137,700
                                -----------    -----------    -----------    -----------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                    45,488         56,570         33,919         15,323
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD             118,814         62,244         28,325         13,002
                                -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD               $   164,302    $   118,814    $    62,244    $    28,325
                                ===========    ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW INFORMATION:
Interest paid                   $   129,908    $    37,937    $   109,004    $     8,679
                                ===========    ===========    ===========    ===========
Issuance of stock for
 ESOP contribution              $       -0-    $    11,863    $      -0-     $    13,701
                                ===========    ===========    ===========    ===========
Issuance of stock for
 stock bonus                    $       -0-    $     9,258    $      -0-     $       -0-
                                ===========    ===========    ===========    ===========

See Independent Auditors' Reports notes to financial statements.
                                                                               (Concluded)
/TABLE

AMERICAN NUCLEAR CORPORATION
- ----------------------------

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1993
AND 1992, FOR THE SEVEN MONTHS ENDED DECEMBER 31, 1991 AND THE YEAR ENDED MAY 31, 1991
- ---------------------------------------------------------------------
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------

     Effective December 31, 1991 the Company changed its fiscal year-end from May 31 to December 31 to better match the seasonal nature of its business operations, which involve field work done after the spring thaw and before the cold winter months. Accordingly, the accompanying financial statements include the results of the Company for years ended December 31, 1993 and 1992, the seven-months ended December 31, 1991 and the year ended May 31, 1991. The statements of operations and retained earnings and cash flows for the year ended December 31, 1991 are unaudited and are presented for comparative purposes. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     As of December 31, 1993 the Company's current liabilities exceed current assets by approximately $2,200,000 and the Company has incurred significant operating losses during recent years. As discussed in Note 4, the Company's current liabilities are primarily notes payable, and accrued interest due to its major shareholder during 1994. Substantially all of the Company's assets are pledged as collateral to these notes payable. Since cash flow was not sufficient to repay the notes on the August 31, 1993 due date, the major shareholder and the Company signed a forbearance agreement on January 20, 1994 extending the notes to June 30, 1994. Upon default, the major shareholder could foreclose on the Company's primary mineral properties if it so decides.

     The Company's ability to continue as a going concern is dependent upon its ability to sell its primary asset, the mineral properties, and repay the notes payable to its major shareholder.
In addition, the Company is dependent upon its ability to continue obtaining byproduct disposal revenue contracts. The preceding factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     Mining Properties
     -----------------

     Mining properties consist of unrecovered acquisition, exploration and development costs which are maintained on a property-by-property basis. Mining properties are depleted by the units-of-production method based on estimated economic reserves. All acquisition, exploration and development costs incurred in connection with the various uranium properties are capitalized. Gains or losses are recognized upon the sale of individual property interests. All costs incurred in connection with unsuccessful exploration and abandoned interests are charged to expense when known, and all of the properties are evaluated at least annually on a property-by-property basis. Mining properties in total are assessed annually for purposes of impairment, considering, among other factors, production economics and estimated in-ground market values. Any mineral property impairments are charged to operations.

     In December 1993, the Company determined that its decision to sell its primary mineral properties rather that hold the properties for future potential development required greater consideration be given to in-ground market values and the Company's present financial position. The Company determined its range of potential loss for the mineral properties to be from approximately $3 million to approximately $7 million. Because of the Company's continuing process to solicit bids for its mineral properties, the lack of an active market for in-ground uranium reserves, and uncertainties as to the ultimate intent of the major shareholder, management is unable to determine at this time whether any amount in that range provides a better estimate than any other amount. Therefore, in accordance with the requirements of Statement of Financial Accounting Standards No. (Statement) 5, Accounting for Contingencies, a $3 million mineral property impairment was recognized during 1993 which represents a 31% reduction in the mineral property valuation at December 31, 1993. In December 1991, after consideration of uranium market conditions and recent sales by third-parties of comparable undeveloped uranium properties, management determined that a $3,180,000 write-down in the carrying value of the Company's uranium properties was warranted. Management has and will continue to monitor market conditions and sales of comparable properties for purposes of determining whether further mineral property impairments are necessary. No mineral property impairments were warranted during 1992.

     Mineral property abandonments of $543,826 occurred during 1993, zero during 1992, and $115,212 during 1991.


     Depreciation
     ------------

     The Company provides for depreciation of plant and equipment on a straight-line basis over the estimated useful lives of the assets, which vary from 2 to 20 years.


     Per Share Amounts
     -----------------

     Per share amounts are computed on the weighted-average number of shares outstanding during the respective periods. Shares under option and warrants have been disregarded because their effect is anti-dilutive (See Note 7).


     Discontinued Operations
     -----------------------

     The Company determined to discontinue operations related to exploration, development and production of mining properties. Management began seeking a purchaser for its mining properties in October 1993 and presently anticipates completing a sale during 1994. There were no operating revenues related to this business segment for the years ended December 31, 1993 and 1992, the seven month period ended December 31, 1991 and the fiscal year ended May 31, 1991. Mining properties held for sale as of December 31, 1993 include the remaining cost of the mining properties after reductions for abandonments and impairments.

     Major Customer
     ----------------
     The Company had one unaffiliated customer which accounted for 87% and 93% of its byproduct material disposal revenue during 1993 and 1992 respectively.


     Statement of Cash Flows
     -----------------------
     For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of 3 months or less to be cash equivalents.


     Reclamation of Mill Site and Tailings Ponds
     -------------------------------------------

     Liabilities for estimated reclamation costs are recognized and charged to operations for remedial activities when the cleanup becomes probable and the cost can be reasonable estimated.

     Based upon the Company's determination that use in the future of its uranium processing mill would not comply with the revised licensing requirements of the Nuclear Regulatory Commission (NRC), the Company began demolition of the mill in 1988 and completed that work in 1989. Since then the Company has undertaken substantial reclamation work on the mill site as required by the NRC and the Wyoming Department of Environmental Quality (DEQ). The mill and associated buildings have been dismantled and the building materials buried in one of the two adjacent tailings ponds where the processed ores produced by the mill (mill tailings) were impounded after milling. The mill tailings in the two impoundments have been graded by earth moving equipment into mounds covering approximately 40 and 80 acres respectively. A cover of native earth has been placed over the mounds of mill tailings, and the tailings piles are being allowed to settle and compact naturally. The remaining reclamation work consists of filling and shaping the side slopes of the tailings piles to such a grade as to preclude soil erosion and exposure of the tailings, placing a final cover of earth over the tailings to limit emission of radon gas into the atmosphere to meet Environmental Protection Agency (EPA) standards, and revegetating and fencing the site. In 1992 the Company submitted to the NRC an alternate design to its original reclamation plan in order to meet new NRC criteria for long term stability of the tailings impoundments. The principal modification the Company has proposed to the NRC utilizes a rock mulch for erosion protection instead of native vegetation.

     Reclamation work will continue at minimal levels until the NRC approves a new design. At that time the Company expects the reclamation process to continue at an active level until approximately 1997, with expenditures during this period estimated to be approximately $2 million. Thereafter environmental monitoring and ongoing reclamation obligations at reduced levels of activity are expected to continue for at least five additional years until the reclamation requirements for stabilization of the tailings are deemed satisfied by the NRC, DEQ and EPA. At that time the site will be transferred to the Department of Energy or State of Wyoming as required by law.

     Reclassification
     ----------------
     Certain accounts for the year ended May 31, 1991 have been reclassified to conform to the classifications for the years ended December 31, 1993 and 1992 and for the seven-months ended December 31, 1991.

2.   CONTRACTS

     The Company had contracts covering the acquisition of mineral properties with Tennessee Valley Authority (TVA) through November 28, 1984, at which time the Company and TVA entered into an agreement whereby all prior contractual arrangements between the Company and TVA were terminated.

     The Company assumed the responsibilities TVA had (and released TVA of any obligation with respect to same) relating to the reclamation of existing tailings at the Company's uranium processing mill located in the Gas Hills Area of Wyoming, and for the future decommissioning of the mill. In exchange for the Company's agreement to do so, TVA deposited into an escrow account (original escrow) $3,777,000, the principal of which is to be used only for reclamation of such tailings and for decommissioning of the mill. The Company deposited $304,396 into the original escrow and furnished the DEQ with its bond in the amount of $4,081,396 to cover the estimated costs of reclamation and mill decommissioning. Certain shareholders of the Company had provided letters of credit to the DEQ as support of the bond receiving in exchange warrants to purchase common stock. One letter of credit for $25,000 remains outstanding as of December 31, 1993 (See Note 7). Each year the Company submits a plan of reclamation and long term monitoring to the NRC and the DEQ who reviews and approves the plan and the estimated costs.

     In August of 1990, the Company entered into an agreement with an insurance company to obtain a reclamation performance bond to replace a portion of the funds in the original escrow. As a result, the Company received $1,030,221 from the original escrow and deposited $850,000 (which was subsequently reduced by the insurance company to $721,000) in a second escrow account to serve as collateral on a reclamation performance bond. The reclamation performance bond of $1,030,221 has been subsequently reduced to $864,770 due to the Company's completion of certain phases of the reclamation plan.

     At December 31, 1993, 1992 and 1991, the Company has invested the escrowed funds primarily in certificates of deposit or fixed income government obligations (Treasury Bills). Investments are carried at cost, which approximates market value. Through August 1991 all income earned by the escrowed funds after payment of escrow fees was distributed 100% to the Company (subject to certain obligations described in Note 4). In September 1991 the
Company agreed with the NRC to increase its escrowed funds by allowing the interest to accumulate on approximately $1.9 million of the balance in the original escrow. Upon completion of reclamation and release by the NRC and the DEQ of the bond, any balance in the escrow account, if any, will be distributed to the Company.

3.   PLANT AND EQUIPMENT

     Plant and equipment is stated at cost and consisted of the following at these specific dates:

                                  December 31,   December 31,   December 31,
                                     1993           1992           1991
                                  -----------    -----------    -----------
     Buildings and equipment      $   152,403    $   152,403    $    77,642
     Furniture and fixtures            63,168         63,168         63,168
     Vehicles                          38,032         38,032         38,032
                                  -----------    -----------    -----------
     Total Plant & Equipment      $   253,603    $   253,603    $   178,842
     Accumulated depreciation
      and amortization                161,883        142,512        135,317
                                  -----------    -----------    -----------
     Net Plant & Equipment        $    91,720    $   111,091    $    43,525
                                  ===========    ===========    ===========


4.   NOTES PAYABLE TO STOCKHOLDER

          The Company has notes payable with Cycle Resource Investment Corporation (CRIC), a major shareholder of the Company. The notes payable are collateralized by a security interest in substantially all of the Company's assets. The notes bear interest at 3% over prime of a New York bank (9.5% at December 31, 1993). Balances are as follows:

                                                    December 31
                                       -------------------------------------
                                          1993          1992         1991
                                       ----------    ----------    ---------
Principal Outstanding:
 Credit Line: Fully utilized as of
  December 31, 1993;
  interest and principal
  due June 30, 1994                    $1,383,200    $1,250,000    $ 737,000

Additional Credit Line:
 Fully utilized as of
  December 31, 1993;
  interest and principal due
  June 30, 1994                           648,000       369,506
                                       ----------    ----------    ---------
  Total                                $2,031,200    $1,619,506    $ 737,000
                                       ==========    ==========    =========
Accrued Interest Outstanding:
 Credit Line                           $   93,456    $   90,843    $   8,788
 Additional Credit Line                    49,473         3,023
                                       ----------    ----------    ---------
Total                                  $  142,929    $   93,866    $   8,788
                                       ==========    ==========    =========

Also see Note 1.


     Average short-term borrowings were $1,871,875, $1,227,897, $554,000 and $358,000 with weighted-average interest rates of 9.50%, 9.54%, 11.67% and 10.96% for the year ended December 31, 1993 and 1992, and for the seven months ended December 31, 1991 and the fiscal year ended May 31, 1991. The maximum borrowed during each period was $2,031,200, $1,619,506, $737,000 and $448,000 for the years ended
December 31, 1993 and 1992, for the seven months ended December 31, 1991 and the fiscal year ended May 31, 1991.


5.   BYPRODUCT MATERIAL DISPOSAL CONTRACTS

     The Company abandoned its efforts to develop a long-term commercial disposal business and charged the associated costs of $236,866 to expense during 1993. The Company has continued its short term disposal operations and entered into certain byproduct material disposal contracts and received advance payments related to the future performance of these services. The advance payments are recorded as deferred revenue and will be recognized as revenue when the Company takes delivery of the byproduct material.


6.   INCOME TAXES

     The Company adopted Statement 109, Accounting for Income Taxes, as of January 1, 1993. There was no cumulative effect of this change in accounting for income taxes. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 are presented below. The valuation increased approximately $1.2 million during 1993.

Deferred tax assets:
  Net operating loss carry forward                 $ 3,600,000
  Estimated reclamation costs                          400,000
  Tax credit carry forwards                            240,000

                                                   -----------
    Total gross deferred tax assets                  4,240,000
  Less valuation allowance                          (2,710,000)
                                                   -----------
     Net deferred tax assets                       $ 1,530,000

Deferred tax liabilities:
  Mining properties                                $(1,530,000)
                                                   -----------
Net deferred taxes                                         -0-
                                                   ===========


     At December 31, 1993 the Company had approximately $12.0 million of net operating loss carryovers which expire during 1997 through 2008. The Company also has investment tax and new jobs credit carryovers of approximately $40,000 and $200,000, respectively, which are available to be offset against future income taxes through 1999. The future utilization of both net operating loss and credit carry-overs are subject to rules and regulations of the internal revenue service that could be significant.

7.   STOCKHOLDERS' EQUITY

     The Company has authorized 25,000,000 shares of $.04 par value common stock. Changes in common stock issued and outstanding during the fiscal year ended May 31, 1991, the seven months ended December 31, 1991 and the years ended December 31, 1992 and 1993 were as follows:

                                    Common Stock
                   -----------------------------------------
                                               Held in
                          Issued          Treasury (at cost)   Additional
                   --------------------  -------------------     Paid-in
                     Shares     Amount     Shares     Amount      Capital
                   ---------  --------   -------   ---------   -----------


Balance,
  May 31, 1990     7,394,569  $295,783   155,444   $(629,126)  $12,782,074
                   ---------  --------   -------   ---------   -----------
Balance,
  May 31, 1991     7,394,569   295,783   155,444    (629,126)   12,782,074

ESOP Contribution      6,851       274                              13,427

Exercise of
  warrants           441,176    17,647                             488,603
                   ---------  --------   -------   ---------   -----------
Balance,
  December 31,
  1991             7,842,596   313,704   155,444    (629,126)   13,284,104
                   ---------  --------   -------   ---------   -----------

ESOP Contribution      5,272       211                              11,652
Stock Bonus            4,115       165                               9,093
                   ---------  --------   -------   ---------   -----------
Balance,
  December 31,
  1992             7,851,983  $314,080   155,444   $(629,126)  $13,304,849
                   ---------  --------   -------   ---------   -----------
Stock Issuances          200       -0-
                   ---------  --------   -------   ---------   -----------
Balance,
  December 31,
  1993             7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                   =========  ========   =======   =========   ===========


     Redeemable Preferred Stock
     ---------------
     The Company has authorized 15,000,000 shares of $1 par value
Series A preferred stock with a liquidation value of $10.00 per share. There were no outstanding preferred shares during the periods ended December 31, 1993, 1992, 1991 or May 31, 1991.


     Stock Warrants
     -------------

     The Company has warrants outstanding for the purchase of 49,020 shares of common stock, exercisable at $0.875 per share, expiring
August 26, 1994.


     Employee Stock Ownership Plan
     ------------------------------
     The Company had an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. Contributions to the Plan were made at the Company's discretion. On March 6, 1992 the Board of Directors resolved to terminate the ESOP and replace it with a money purchase plan. The money purchase plan received approval by a vote of the shareholders on June 17, 1992. During the years ended December 31, 1992, and May 31, 1991, the Company made contributions to the Plan of 5,272 and 6,851 shares of the Company's common stock. No provision for contributions was made during the seven months ended December 31, 1991. At December 31, 1993 the Plan held 14,958 shares of the Company's common stock for the account of participating employees.


     Non-qualified Stock Options
     --------------------------
     At December 31, 1993, an option for 257,750 shares of common stock is held by the Company's former president. This option is exercisable in whole or in part at $1.5761 a share and expires on September 9, 1996.

     At December 31, 1993, options covering 26,546 shares of common stock are held by current directors, officers, and key employees. An additional 311,243 are held by former directors and officers. These 337,789 shares are exercisable in whole or in part at varying prices from $0.5886 to $1.8834 per share with expiration dates ranging through 1996.

     There were no options exercised during the four years and seven months ended December 31, 1993.


     1992 Incentive Stock Option Plan
     --------------------------------

          During June 1992 the shareholders adopted a 1992 Incentive Stock Option Plan (herein ISOP), under which up to 1,000,000 shares of the Company's $0.04 par value common stock have been reserved for granting to employees. The ISOP is intended to meet the requirements of Section 422A of the Internal Revenue Code. Option prices will be no less than the fair market value or 110 percent of fair market value, in certain situations. The term of an option shall be for a period of no longer than ten years from the date of the grant of the option. The ISOP expires on its term anniversary date and will be administered by the compensation committee of the board of directors.

     During December 1993 options for 120,000 shares that were granted during June 1992 were voluntarily forfeited by the employees. As of December 31, 1993 there were no stock options outstanding under this 1992 Incentive Stock Option Plan.

                                                             PAGE 41
     1992 Stock Option Plan In Lieu of Directors Fees
     ------------------------------------------------

     The 1992 Stock Option Plan In Lieu of Directors Fees was approved by the shareholders in June 1992 and authorizes each non-employee director to elect to receive stock options for service during the previous year rather than to receive cash compensation. The plan would provide each director through an option to buy such number of shares of the Company's stock, at a discount of 37% of the fair market price on the date of grant. The plan is administered by the compensation committee of the Board of Directors. Directors would be entitled to such options only after having served for a full year as a director, and only if they are not regular, full-time employees of the Company.

     The plan required eligible directors to make an irrevocable election in June of each year whether to receive options, and if so, the number of shares subject to the option and the exercise price are fixed according to the pre-established formula based upon the market price for the stock six months later in January of the next year.

     As of December 31, 1993, options for 13,546 shares were outstanding. The options were exercisable until January 12, 1994 at a price of $.5906 per share. These options were not exercised. This plan was terminated by the Board of Directors on January 13, 1994 because the extremely low price of the Company's common stock resulted in the granting options in amounts which were considered excessive by the Board of Directors.

     Money Purchase Pension Plan
     ---------------------------

     During 1992 the Company adopted a Money Purchase Pension Plan (herein "Plan"), with a plan year ending each December 31, whereby the Company contributes to all participants. Generally, participants are all full-time Company employees that are at least 21 years of age and have one year of service. The Plan is integrated with the Company's contributions under the Federal Social Security Act (social security taxes). As a result, annual required Plan contributions are between 9.5% and 15% of participants' compensation. Employer contributions vest at the rate of 20% per year beginning at the end of the first year of service. The Company accrued contributions of $26,572 and $39,270 for 1993 and 1992, respectively.

     Confidential Private Placement Memorandum
     -----------------------------------------

     The Company offered, by a private placement, on a best efforts basis 4,761,905 shares ($5,000,000) minimum, 7,619,048 shares
($8,000,000) maximum, of its restricted $0.04 par value common stock at a price of $1.05 per share.

     The offering began on January 25, 1993 and continued through June 25, 1993. This confidential private placement memorandum was unsuccessful and terminated on June 25, 1993. Because of this failure to raise additional capital the Company was forced to abandon its efforts towards obtaining a commercial byproduct disposal license. The employment contract between the Company and its then President, Stephen A. Carpenter, was terminated on August 1, 1993.

                                                             PAGE 42
8.   COMMITMENTS

     Operating Leases
     ----------------

     The Company leases its office space on a month to month basis under an operating lease which expired in November of 1993. At
December 31, 1993 there were no annual lease commitments for 1994 or beyond.

     Rent expense, included in general and administrative expenses, was $20,481, $17,046, $11,867, and $18,738 years ended December 31,
1993 and 1992, for the seven months ended December 31, 1991 and the fiscal year ended May 31, 1991, respectively.

     Capitalized Lease Obligations
     -----------------------------
     The Company leases one piece of dirt moving equipment and one vehicle under noncancellable capitalized lease obligations which expire in June 1997 and June 1994, respectively. At December 31, 1993 the Company has capitalized costs of approximately $100,000 and recorded accumulated amortization of $31,000. The following is a schedule of future minimum lease payments on capitalized lease obligations as of December 31, 1993.

     1994                                          23,324
     1995                                          20,424
     1996                                          20,424
     1997                                          10,212
                                                 --------

     Total minimum lease payments                  74,384
     Less amount representing interest             10,584
                                                 --------

     Present value of minimum lease payments       63,800

     Current maturities of capitalized lease
       obligations                                 18,302
                                                 --------

     Noncurrent capitalized lease obligations    $ 45,498
                                                 ========

     Employment Agreements
     ---------------------

     The Company had no employment contracts with any of its employees at December 31, 1993.

9.   SUBSEQUENT EVENTS

     On January 28, 1994 the Company was notified by the NASDAQ surveillance committee that effective February 1, 1994 its common stock would no longer be traded on the National Over the Counter exchange but would be traded on the NASDAQ small cap market.

                                                                   PAGE 43
SCHEDULE V
- ----------
AMERICAN NUCLEAR CORPORATION
- ----------------------------
ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
OF PROPERTY, PLANT, AND EQUIPMENT
- ----------------------------------------------------

                       Balance At                                Balance
                        Beginning    Additions   Retirements     at  End
Classification           of Year      At Cost      / Other       of Year
- --------------         -----------   ---------   -----------   -----------

FOR THE YEAR ENDED
  MAY 31, 1991:
Mining properties      $13,060,324   $  36,934                 $13,097,258
Plant and Equipment        163,236       9,512                     172,748
                       -----------   ---------   -----------   -----------
TOTAL                  $13,223,560   $  46,446   $       -0-   $13,270,006
                       ===========   =========   ===========   ===========

FOR THE SEVEN
  MONTHS ENDED
  DECEMBER 31, 1991:
Mining Properties      $13,097,258   $  39,410   $(3,298,746)  $ 9,837,922
Plant and Equipment        172,748      17,483       (11,389)      178,842
                       -----------   ---------   -----------   -----------
TOTAL                  $13,270,006   $  56,893   $(3,310,135)  $10,016,764
                       ===========   =========   ============   ===========

FOR THE YEAR ENDED
  DECEMBER 31, 1992:
Mining properties      $ 9,837,922   $  63,515                  $ 9,901,437
Plant and Equipment        178,842      84,791   $   (10,030)       253,603
                       -----------   ---------   ------------   -----------
TOTAL                  $10,016,764   $ 148,306   $   (10,030)   $10,155,040
                       ===========   =========   ============   ===========

FOR THE YEAR ENDED
  DECEMBER 31, 1993:
Mining properties      $ 9,901,437   $ 139,512   $(3,543,826)   $ 6,497,123
Plant and Equipment        253,603                                  253,603
                       -----------   ---------   ------------   -----------
TOTAL                  $10,155,040   $ 139,512   $(3,543,826)   $ 6,750,726
                       ===========   =========   ============   ===========

/TABLE

                                                                   PAGE 44
SCHEDULE VI
- -----------
AMERICAN NUCLEAR CORPORATION
- ----------------------------
ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
OF PROPERTY, PLANT, AND EQUIPMENT
- ----------------------------------------------------
                                     Additions
                       Balance At    Capitalized                Balance
                        Beginning       or        Retirements    at  End
Classification           of Year     Expensed       / Other      of Year
- --------------         -----------   ---------    -----------   ---------
                       ===========   ==========   ===========   =========
FOR THE YEAR ENDED
MAY 31, 1991:
Depletion and amor-
  tization - Mining
  properties           $     3,534                              $   3,534
Depreciation - Plant
  and equipment            131,671   $    6,297                   137,968
                       -----------   ----------   -----------   ---------
                       $   135,205   $    6,297           -0-   $ 141,502
                       ===========   ==========   ===========   =========
FOR THE SEVEN MONTHS
  ENDED DECEMBER 31,
  1991:
Depletion and amor-
 tization - Mining
 properties            $     3,534                $    (3,534)  $     -0-
Depreciation - Plant
 and equipment             137,968   $    7,761       (10,412)    135,317
                       -----------   ----------    ----------   ---------
TOTAL                  $   141,502   $    7,761    $  (13,946)  $ 135,317
                       ===========   ==========    ==========   =========
FOR THE YEAR ENDED
  DECEMBER 31, 1992:
Depletion and amor-
 tization - Mining
 properties            $       -0-                              $     -0-
Depreciation - Plant
 and Equipment             135,317   $   17,017    $  (9,822)     142,512
                       -----------   ----------    ----------   ---------
TOTAL                  $   135,317   $   17,017    $  (9,822)   $ 142,512
                       ===========   ==========    ==========   =========

FOR THE YEAR ENDED
  DECEMBER 31, 1993:
Depletion and amor-
 tization - Mining
 properties            $       -0-                                    -0-
Depreciation - Plant
 and Equipment             142,512   $   19,371                   161,883
                       -----------   ----------      --------   ---------
                       $   142,512   $   19,371      $    -0-   $ 161,883
                       ===========   ==========      ========   =========