Form 10-K/A
period 1993-12-31
AMERICAN NUCLEAR CORP
filed 1994-04-21
CIK 5550

                                                             PAGE 1
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             FORM 10-K/A
                          Amendment No. One

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1993: 4 cent par value - 7,696,739

This amendment provides the information required by Part III of this report.

This report consists of 6 pages, including two pages constituting the cover page.

                                                             PAGE 3
                              PART III
                              --------

Item 10.    Directors and Executive Officers of the Registrant
- --------    ---------------------------------------------------

     The following table sets forth certain information concerning directors and executive officers of the Company:

Name and All Positions
Currently Held With                                Year First Became
the Corporation                        Age         A Director/Officer
- -----------------------                ---         ------------------

William C. Salisbury                    46
 President, Chief Operating Officer                       1993
   Director                                               1993

Dennis A. Eckerdt                       45
 Secretary, Treasurer                                     1993
  Chief Financial Officer                                 1991
    Director                                              1992


            Business Experience of Directors and Officers

     William C. Salisbury was appointed President of the Company in August, 1993. From October 1991 until his appointment to President he was Vice President of the Company and from October 1990 to October 1991 he was manager of special projects for the Company. From July 1983 to October 1990 he was a self-employed consultant providing land management, environmental and regulatory services to the Company and other natural resource companies. From November 1970 to July 1983 he was manager of land and contracts for the Company. He was appointed to the Board of Directors in August, 1993.


     Dennis A. Eckerdt became chief financial officer of the Company in November 1991. He is employed part-time by the Company and is currently a self-employed financial consultant located in Lakewood, Colorado. Prior to his self-employment he was controller of Centennial Media Corporation and Denver Directory Company from November 1988 through August 1991. From November 1985 to November 1988 he was employed as controller of Video Exchange, Inc. From February 1972 to November 1985 he held various accounting titles and positions with the Company including controller and chief financial officer. He was also a director of the Company from 1984 through 1988 and was reappointed to the board of directors in August 1992.

     The Company's executive officers and directors are required to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission as required under provisions of the Securities Exchange Act of 1934. Based solely on the information provided to the Company by individual directors and executive officers, the Company believes that during the last fiscal year all directors and executive officers have complied with applicable filing requirements.

Item 11.    Executive Compensation.
- --------    -----------------------

Cash Compensation
- ------------------

     The following table shows all cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as other compensation paid or accrued during the fiscal years indicated to the Chief Executive Officer and the four other highest paid executive officers of the Company as of the end of the Company's last fiscal year whose salary and bonus for such period in all capacities in which the executive officer served exceeded $100,000.

                                                      SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                                                                      -------------------------------
                                         Annual Compensation                 Awards           Payouts
                                 ----------------------------------   ---------------------   -------

         (a)              (b)      (c)        (d)          (e)           (f)         (g)       (h)        (i)
                                                         Other        Restricted
                                                         Annual         Stock                  LTIP     All Other
  Name and Principal                                     Compen-       Award(s)    Options/   Payouts     Compen-
       Position           Year   Salary($)   Bonus($)    sation($)       ($)       SARs(#)     ($)      sation($)
- -----------------------   ----   ---------   ---------   ----------   ----------   --------   -------   ---------
Stephen A. Carpenter(1)   1992   $116,648    $9,259(2)   $16,638(2)       --          --         --         --
Chief Operating Officer   1993    112,236                  3,239(3)

William C. Salisbury      1992   $ 77,188       --       $11,162(3)       --          --         --         --
President(4)              1993     78,750       --        11,400(3)       --          --         --         --

- -------------------------
(1)  Position as chief operating officer was terminated on October 20, 1993.

(2)  Bonus granted in common stock of the Company subject to restrictions against transfer except in accordance with Rule 144 of the Securities and Exchange Commission.  The value shown is the value as of the date of award for freely tradeable stock not subject to such restrictions.

(3)  Contributions to the Company's money purchase pension plan established to provide retirement benefits to employees.

(4)  Appointed president in August, 1993.



     The executive officers of the Company serve at the pleasure of the Board of Directors and do not have fixed terms. Executive officers generally are elected at the annual director meeting immediately following the annual stockholder meeting. Any officer elected or appointed by the Board of Directors may be removed by the Board whenever in its judgement the best interests of the Company will be served thereby without prejudice, however to contractual rights, if any, of the person so removed. The Company's policy is to pay employees, upon termination of employment by the Company, severance pay equal to one week of their salary for each full year of employment.

     There are no family relationships among the directors. There are no arrangements of understandings between any director and any other person pursuant to which that director was elected.

Item 12.  Security Ownership of Certain Beneficial Owners
- --------  -----------------------------------------------
          and Management
          --------------

     The following table shows beneficial ownership of shares of the Company's outstanding common stock as of the record date (i) by all persons, insofar as is known to the Company, owning more than 5% of such stock and (ii) by each director, each director nominee, each of the executive officers named in the tables under "Executive Compensation" and all directors and executive officers as a group:

                                                                      Amount and
                                                                      Nature of    Percent
                       Name of              Positions and             Beneficial      of
Title of Class     Beneficial Owner         Offices Held              Ownership     Class
- --------------   --------------------       -----------------------   ----------   -------

Common           William C. Salisbury       Chief Operating Officer     19,952(1)     *
Stock                                        President
                                             Director

Common           Dennis A. Eckerdt         Secretary, Treasurer           --         0%
Stock                                        Director

Common           Cycle Resource             Shareholder               2,300,000    29.9%
Stock            Investment Corporation
                 300 Atlantic Avenue
                 Stamford, CT  06901

Common           General Electric Capital   Shareholder                 593,072     7.7%
Stock            Corporation
                 260 Long Ridge Road
                 Stamford, CT  06902

Common           All directors and exec-    Officers and              4,024 of        *
Stock            utive officers as a        Directors                 record and
                 group (2 persons)                                    15,928
                                                                      indirectly
- -----------------------
*Less than one percent

(1)  Includes 15,928 shares subject to options to purchase issued by the Company, as to which shares the optionee disclaims beneficial ownership.


Item 13.  Certain Relationships and Related Transactions
- --------  ----------------------------------------------

     Cycle Resource Investment Corporation (CRIC), a wholly owned subsidiary of NUKEM, Inc., has loaned the Company a total of $2,031,200 for operating capital. The loan is evidenced by notes due June 30, 1994 with interest at three percent over the prime rate.
The notes are secured by a first mortgage against the Peach properties that are the Company's principal asset and revenue derived from certain byproduct disposal contracts.

                                                             PAGE 6
                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)        AMERICAN NUCLEAR CORPORATION

BY (SIGNATURE)
(NAME AND TITLE)    s/WILLIAM C. SALISBURY, President
DATE                April 21, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY (SIGNATURE)
(NAME AND TITLE)    s/WILLIAM C. SALISBURY, President, and
                    Director and Chief Operating Officer
DATE                April 21, 1994

BY (SIGNATURE)
(NAME AND TITLE)    s/DENNIS A. ECKERDT,  Chief Financial
                    Officer and Director
DATE                April 21, 1994