Form 10-Q
period 1994-03-31
AMERICAN NUCLEAR CORP
filed 1994-05-09
CIK 5550

                                                             PAGE 1
                               UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ___________________


Commission File Number 0-1764

                        AMERICAN NUCLEAR CORPORATION
          (Exact Name of Registrant as Specified In Its Charter)


       Colorado                                     83-0178547
_____________________________                  ____________________
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification No.)


           550 North Poplar Street, Suite 6
                   Casper, Wyoming                      82601
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

                             Yes X. No  .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          4 cents par value common stock:  7,696,739 shares

This report consists of 11 pages including one page constituting the cover page.

                                                                   PAGE 2
                               PART I. FINANCIAL INFORMATION

                               AMERICAN NUCLEAR CORPORATION
                                 STATEMENTS OF OPERATIONS
                                FOR THE THREE MONTHS ENDED
                            MARCH 31, 1994 AND MARCH 31, 1993
                                          (UNAUDITED)


                                                Three Months Ended
                                                      March 31,
                                            ____________________________


                                                1994             1993
                                            ___________       __________

NET LOSS BEFORE DISCONTINUED OPERATIONS     $       -0-       $      -0-

DISCONTINUED OPERATIONS
 Byproduct material disposal ....                   -0-           18,057
 General and administrative .....                96,726          163,664
 Mineral Property Impairment.....             4,200,000              -0-
 Reclamation Expense.............               300,000              -0-
 Interest Income                                (27,727)         (31,593)
 Interest Expense                                49,972           41,654

                                            ___________       __________
NET LOSS                                    $(4,618,971)      $ (191,782)


PER SHARE:

NET LOSS BEFORE DISCONTINUED
  OPERATIONS PER SHARE...........           $       -0-       $      -0-

DISCONTINUED OPERATIONS PER
  SHARE....                                 $     (0.60)      $    (0.02)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING ............             7,696,739        7,696,539

DIVIDENDS PER SHARE .............           $      0.00       $     0.00

                                                                   PAGE 3
                                 AMERICAN NUCLEAR CORPORATION
                                        BALANCE SHEETS
                           March 31, 1994 and December 31, 1993

                                                 March 31,        December 31,
                                                   1994              1993
                                                (Unaudited)
                                              ______________      ____________
  ASSETS
Current Assets:
  Cash ...................................... $     93,825         $   164,302
  Accounts receivable .......................          -0-               3,392
  Other current assets.......................       15,651              20,851
                                              ____________         ___________
     Total current assets                          109,476             188,545

Mining Properties:
  Mineral Properties held
    for sale ................................    2,297,811           6,497,123

Plant and equipment (Net)....................       87,260              91,720

Other Assets:
  Reclamation Deposit .......................    3,030,640           3,011,871
  Other .....................................       55,550              55,550
                                              ____________         ___________
  Total other assets ........................    3,086,190           3,067,421

Total Assets ................................ $  5,580,737         $ 9,844,809
                                              ============         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Note payable to stockholders .............     2,031,200           2,031,200
  Current maturities of equipment notes
    payable ................................        16,628              18,302
  Accrued interest payable .................       191,465             142,929
  Trade accounts payable ...................         3,082               7,806
  Deferred revenue .........................       219,000             202,500
                                              ____________         ___________
      Total current liabilities ............     2,461,375           2,402,737

  Estimated reclamation costs...............     3,040,290           2,740,290

  Long term maturities of equipment notes
    payable ................................        41,759              45,498


Common Stockholders' equity:
  Common stock .............................       314,080             314,080
  Additional paid-in capital ...............    13,304,849          13,304,849
  Retained earnings ........................   (12,952,490)         (8,333,519)
  Less cost of treasury stock ..............      (629,126)           (629,126)
                                              ____________         ___________
     Common Stockholders' equity ...........       337,313           4,656,284

Total liabilities and stockholders'
   equity ..................................  $  5,580,737         $ 9,844,809
                                              ============         ===========

                                                                   PAGE 4
                              AMERICAN NUCLEAR CORPORATION
                                 STATEMENTS OF CASH FLOW
                   FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                       (UNAUDITED)


                                                       Three Months Ended
                                                            March 31,
                                                       1994          1993
                                                    __________    __________

Cash flows from Operating Activities:
     Net loss....................................  $(4,618,971)  $  (191,782)

Adjustments to reconcile net loss to net cash
      used by operating activities:
      Mineral Property Impairment................    4,200,000           -0-
      Reclamation Expense........................      300,000           -0-
      Depreciation...............................        4,460         4,961
      (Increase) Decrease in reclamation deposit.      (18,769)      (22,684)
      (Increase) Decrease in other assets........        8,592        48,415
      (Decrease) Increase in accounts payable....       (4,724)       (4,038)
      (Decrease) Increase in interest payable....       48,536       (90,752)
      (Decrease) Increase in reclamation payable.          -0-       (24,772)
      (Decrease) Increase in other liabilities...       14,826        10,000
                                                    __________    __________

      Total Adjustments..........................    4,552,921       (78,870)
                                                    __________    __________

     Net cash used in operating activities.......      (66,050)     (270,652)


Cash Flows From Investing Activities:
     Purchase of plant and office equipment .....          -0-           -0-
     Exploration and development costs of
          mining properties......................         (688)       (1,642)

                                                    __________    __________
    Net cash provided by investing activities....         (688)       (1,642)


Cash Flows From Financing Activities:
     Net borrowings under note payable-shareholder         -0-       186,132
     Payments under notes payable-equipment ......      (3,739)       (6,055)
                                                    ----------    ----------
     Net cash provided by (used for) financing
          activities..............................      (3,739)      180,077


Net increase (decrease) in cash during the
     period .....................................      (70,477)      (92,217)

Cash at the beginning of the period..............      164,302       118,814

Cash at the end of the period....................  $    93,825   $    26,597
                                                    ==========    ==========

                                                             PAGE 5
                    AMERICAN NUCLEAR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                 FOR THE THREE AND NINE MONTHS ENDED
                      MARCH 31, 1994 AND 1993
                             (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Going Concern
     -------------

     The accompanying financial statements have been prepared on a liquidation basis, which contemplates the realization of assets and the satisfaction of a portion of the liabilities by June 30, 1994. The Company's current liabilities exceeded its current assets by $2,351,900 and $2,214,192 at March 31, 1994 and December 31, 1993,
respectively. Due to continued unfavorable uranium market conditions, and despite extensive marketing efforts, the Company has not received purchase offers for its mineral properties that exceed the mortgage against the properties. Inability to sell the properties after exhausting efforts to market them means that the Company has been unable to produce the capital necessary to fund future operations. The Company has not been able to obtain additional waste disposal revenues or waste disposal contracts. Because of the inability to generate sufficient cash to continue operations, the Company announced on May 9, 1994 that it was discontinuing operations immediately due to lack of funds. Cycle Resource Investment Corporation (CRIC) holds a mortgage against the Company's major asset, the Peach mineral properties, and the Company expects that CRIC will foreclose because the Company is unable to pay the mortgage of approximately $2.3 million due on June 30, 1994. In addition, the Company expects that the Wyoming Department of Environmental Quality (DEQ) will declare a forfeiture of the reclamation bond fund in the approximate amount of $3.2 million to the DEQ in order for the DEQ to complete reclamation of the Company's Gas Hills mill site. The Company will liquidate its remaining assets which consist primarily of office furniture and equipment and other miscellaneous property to pay outstanding expenses and liabilities. Because liabilities exceed assets, there will be no assets remaining for distribution to shareholders. The March 31, 1994 financial statements include a $4,200,000 mineral property impairment adjustment to the "Mining Properties Held for Sale" classification because the Company was unsuccessful in obtaining an adequate offer for the mining properties, resulting in expected foreclosure of the mortgage and loss of the properties.


     Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, all adjustments (consisting only of

                                                             PAGE 6
normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1994.


     Mining Properties Held for Sale
     -------------------------------

     In December 1993, the Company determined that its decision to sell its primary mineral properties rather than hold the properties for future potential development required greater consideration be given to in-ground market values and the Company's present financial position. The Company determined its range of potential loss for the mineral properties to be from approximately $3 million to approximately $7 million. Because of the Company's continuing process to solicit bids for its mineral properties, the lack of an active market for in-ground uranium reserves, and uncertainties as to the ultimate intent of the major shareholder which holds the mortgage against the properties, management was unable to determine at that time whether any amount in that range provided a better estimate than any other amount. Therefore, in accordance with the requirements of Statement of Financial Accounting Standards No. (Statement) 5, Accounting for Contingencies, a $3 million mineral property impairment was recognized during December 1993 which represented a 31% reduction in the mineral property valuation at December 31, 1993. Due to the lack of acceptable offers on the mineral properties through May 6, 1994, the Company recognized an additional $4.2 million mineral property impairment during March 1994. The mineral property has been valued at the approximate amount of the mortgage for financial reporting purposes.


Per Share Amounts

     Earnings per share calculations are computed on the weighted average number of common shares outstanding during the respective periods. Shares under option and warrants have been disregarded because their effect is anti-dilutive.


Discontinuance of Operations

     The Company determined to discontinue operations during May 1994 and to liquidate its miscellaneous office furniture and equipment and other miscellaneous property and to pay a portion of its current liabilities and other expenses associated with an orderly close of business operations. Management began seeking a purchaser for its mining properties in the third quarter of 1993. While potential purchasers continued to express interest, the Company did not receive any offer greater than the amount of the debt due to CRIC that is secured by the mortgage against the properties. The mineral properties will become subject to foreclosure on June 30, 1994 when the debt is due because the Company will be unable to pay the mortgage.


Note Payable to Stockholder

     The Company has two separate loans from Cycle Resource Investment Corporation (CRIC), a stockholder, evidenced by promissory notes. The two notes total $2,031,200 plus interest and are due on June 30, 1994. The notes are collateralized by a mortgage against the Peach uranium properties plus revenues from certain contracts for byproduct disposal. In the event that CRIC forecloses, as expected, the Company would lose its most valuable asset, the "Peach" mineral properties. See the "Discontinuance of Operations" and "Liquidity and Capital Resources" sections of this report for further details about these circumstances and the Company's financial condition.


MARKETABILITY OF COMMON STOCK ON NASDAQ SMALL CAP MARKET

     Effective February 1, 1994 the Company's common stock was removed from the National NASDAQ market and began trading on the NASDAQ Small Cap Market.

     Due to the decrease in the market value of public float to approximately $800,000 during late February, 1994, the Company expects that its stock will be delisted in the near term from the NASDAQ Small Cap Market.


                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The Company decided to discontinue operations during May 1994 therefore there were no operating revenues or operating losses reported during the first quarter of 1994. The fiscal quarter of 1993 has been reclassified as discontinued operations for purposes of comparibility. See the "Discontinuance of Operations" and the "Liquidity and Capital Resources" sections regarding additional information about the Company's ceasing of operations.

     Byproduct material disposal expense represents the direct costs associated with the site preparation and the actual receipt and disposal of byproduct material from third parties. There were no such costs during the first quarter of 1994 due to the lack of contracts for delivery during 1994.

     General and administrative expenses were $66,000 or 60% less for the current quarter ended March 31, 1994 compared to the comparable quarter ended March 31, 1993. The reduction is due primarily to termination of employment of the past president that occurred when efforts toward developing a commercial disposal facility were terminated.

     A $4.2 million property impairment was recognized during March 1994 to value the mineral properties near the amount of the CRIC debt. This impairment was recognized during March 1994 because the Company did not receive any offers greater than the $2.3 million debt secured by a mortgage against the mineral properties. The Company will be unable to pay the mortgage when due on June 30, 1994. These mineral properties will become subject to foreclosure after that date by CRIC, a major shareholder, which holds the mortgage. See the "Note Payable to Stockholder" for additional information.

     Reclamation expense of $300,000 was recognized during March 1994 because it is likely that the reclamation bond fund will be forfeited to the Wyoming DEQ. This forfeiture eliminates the estimated cost savings the Company would have realized if it had performed the reclamation work.

     Interest income for the first quarter of 1994 declined by 12% from the comparable period of 1993. This decrease is due to the continued reduction in the interest rates paid on certificates of deposit in the Company's reclamation deposit held by the Wyoming Department of Environmental Quality.

     Interest expense increased by 20% for the first quarter of 1994 compared to the comparable period of 1993. The increase is related directly to increased borrowings from Cycle Resource Investment Corporation (CRIC), a stockholder. The outstanding loans from stockholders increased from $1,805,638 at March 31, 1993 to $2,031,200 at March 31, 1994.

     The net loss increased by $4,427,000 or 23 times during the first quarter of 1994 compared to the same period in 1993 due primarily to the mineral property impairment expenses previously described.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit at March 31, 1994 was $2,351,900 while at December 31, 1993 it was $2,214,192. The increased working capital deficit at March 31, 1994 was due to no byproduct disposal revenue derived from operations during the first quarter of 1994. Cash available as of this date is not adequate for the Company to remain in business, no revenues are anticipated in the near term, and no revenues are assured in the future. The Company's primary capital resource, the Peach properties, are subject to a mortgage that the Company is unable to pay, and loss of them through foreclosure is expected.

     During May 1994 the Company decided to discontinue operations because of the lack of funds. Over the past year the Company has used its best efforts but has not succeeded in obtaining additional loans, raising equity funds through a proposed private placement of its common stock, securing significant byproduct disposal contracts, or selling its mineral properties. The Company does not have adequate cash to continue in operation, and therefore it ceased operations during May 1994. It is very likely that CRIC will begin foreclosure upon the mineral properties when the Company does not pay the mortgage due June 30, 1994. In addition, it is likely that the Wyoming Department of Environmental Quality (DEQ) will declare forfeiture of the $3.2 million reclamation bond fund to the DEQ in order for the DEQ to complete reclamation of the Company's Gas Hills mill site.

                               PART II

                          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) (11) Statement regarding computation of per share earnings (loss).


     (b) Two reports on Form 8-K were filed during the quarter ended March 31, 1994, reporting the following:

          By a form 8-K dated January 21, 1994 the Company reported that on January 20, 1994 Cycle Resource Investment Corporation (CRIC) agreed to forbear until June 30, 1994 from enforcing any of CRIC's rights or remedies as lender against the Company as borrower on account of loans by CRIC that matured on August 31, 1993. As of January 20, 1994 the unpaid principal balance of the loans was $2,031,200 plus interest.

          Also in the form 8-K dated January 21, 1994 the Company again reported its public announcements that its uranium properties are for sale.

          By a form 8-K dated January 31, 1994 the Company reported that on January 28, 1994 the Company was notified by Nasdaq that an exception to the bid price and market value of the public float requirements of the Nasdaq National Market would not be granted. Accordingly the securities of American Nuclear Corporation will be moved to the Nasdaq SmallCap Market effective February 1, 1994.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.

                                 AMERICAN NUCLEAR CORPORATION
                                 Registrant


May 9, 1994                   William C. Salisbury
DATE                             William C. Salisbury
                                 President

May 9, 1994                   Dennis A. Eckerdt
DATE                             Dennis A. Eckerdt
                                 Chief Financial Officer
                                  and Accounting Officer

                                          ITEM 6

                                     EXHIBIT (a)(11)

     Earnings (loss) per share calculations are computed on the weighted average number of common shares outstanding during the respective periods. Shares under option and warrants have been disregarded because their effect is anti-dilutive.


                                           Three Months Ended
                                                March 31,
                                          ______________________
                                            1994        1993
                                          _________   _________

Weighted average shares
  outstanding ................            7,852,183   7,851,983
Less shares in treasury ......             (155,444)   (155,444)
                                          _________   _________
Weighted average
  shares outstanding
  including common
  stock equivalents ..........            7,696,739   7,696,539

