Form 10-Q
period 1995-09-30
AMERICAN NUCLEAR CORP
filed 1995-11-13
CIK 5550

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

FOR THE QUARTERLY PERIOD ENDED September 30, 1995 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________________

Commission File Number 0-1764

                         AMERICAN NUCLEAR CORPORATION
            (Exact Name of Registrant as Specified In Its Charter)

        Colorado                                          83-0178457
_______________________________                       ____________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

                      P. O. Box 2713
                      Casper, Wyoming                       82602
          (Address of principal executive offices)       (Zip code)

Registrant's telephone number, including area code:  (307) 265-7912

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

This report consists of twelve pages including one page constituting the cover page.

                                                            PAGE 2
                         AMERICAN NUCLEAR CORPORATION
                            STATEMENTS OF OPERATION
                      FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
                                  (UNAUDITED)

                                       Three Months Ended            Nine Months Ended
                                          September 30                 September 30
                                  _________________________       ___________________________

                                      1995          1994             1995             1994
                                  ___________    __________       __________      ___________
NET LOSS BEFORE DISCONTINUED
  OPERATIONS...................   $       -0-    $      -0-       $       -0-     $       -0-

REVENUE FROM DISCONTINUED
  OPERATIONS
  Sale of Assets                          -0-        101,443           10,000         135,272
                                  ___________    ___________       __________     ___________
  Total revenue from
    discontinued operations ...           -0-        101,443           10,000         135,272

DISCONTINUED EXPENSES
  General and administrative ...       13,889         33,045           46,962         195,771
  Mineral property impairment ..          -0-            -0-              -0-       4,200,000
  Reclamation expense ..........        1,726         44,299           48,216         460,885

  Interest income ..............          -0-        <15,579>          <2,549>        <62,190>
      Interest expense .........          -0-         26,609              -0-         125,660

                                  ___________    ___________       __________     ___________
  Total discontinued expenses ..       15,615         88,374           92,629       4,919,406

NET INCOME (LOSS) ..............  $   <15,615>   $    13,069       $  <82,629>    $<4,784,134>



PER SHARE:

NET PROFIT (LOSS) BEFORE
  DISCONTINUED OPERATIONS PER
  SHARE ........................  $      0.00    $      0.00       $     0.00     $      0.00

DISCONTINUED OPERATIONS PER
  SHARE NET PROFIT (LOSS).......  $     <0.01>   $     <0.00>      $    <0.01>    $     <0.62>

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING............    7,696,739      7,696,739        7,696,739       7,696,739

DIVIDENDS PER SHARE.............  $      0.00    $      0.00       $     0.00     $      0.00


                                                                        PAGE 3
                            AMERICAN NUCLEAR CORPORATION
                                   BALANCE SHEETS
                      September 30, 1995 and December 31, 1994

                                          September 30,        Dec. 31,
                                              1995               1994
                                           (Unaudited)       (Unaudited)
                                           ____________       ____________
ASSETS
Current assets:
  Cash .................................   $      3,656       $     16,121
                                           ____________       ____________
    Total current assets ...............          3,656             16,121

Other assets:
  Other ................................         15,677             55,841

                                           ____________       ____________
    Total other assets .................         15,677             55,841

Total assets  ..........................   $     19,333       $     71,962
                                           ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ..............          44,724             14,724
  Deferred revenue ....................         219,000            219,000
  Other current liabilities ...........         173,000            173,000
                                           ____________       ____________
    Total current liabilities .........         436,724            406,724

Common Stockholders' equity:
  Common stock ........................         314,080            314,080
  Additional paid-in capital ..........      13,304,849         13,304,849
  Retained earnings ...................     <13,407,194>       <13,324,565>
  Less cost of treasury stock .........        <629,126>          <629,126>
                                           ____________       ____________
    Common stockholders' equity .......        <417,391>          <334,762>

Total liabilities and stockholders'
  equity...............................    $     19,333       $     71,962
                                           ============       ============


                                                            PAGE 4
                            AMERICAN NUCLEAR CORPORATION
                               STATEMENTS OF CASH FLOW
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                     (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30
                                                     1995               1994
                                                 ____________       ____________
Cash flows from discontinued operations:
  Net loss .................................       $  <82,629>       $<4,784,134>

Adjustments to reconcile net loss to net
  cash used by operating activities:
  Mineral property impairment ..............              -0-          4,200,000
  Reclamation expense ......................              -0-            300,000
  Depreciation .............................              -0-              6,544
  (Increase) Decrease in current assets.....              -0-             24,245
  (Increase) Decrease in reclamation deposit              -0-          3,011,871
  (Increase) Decrease in other assets ......           40,164            <16,635>
  (Increase) Decrease in plant equipment (net)            -0-             85,176
  (Decrease) Increase in accounts payable ..           30,000             <7,806>
  (Decrease) Increase in reclamation payable              -0-         <3,040,290>
  (Decrease) Increase in interest payable ..              -0-           <142,930>
  (Decrease) Increase in other liabilities                -0-             16,500
                                                 ____________       ____________

  Total adjustments  .......................           70,164          4,436,675
                                                 ____________       ____________

  Net cash used in operating activities ....          <12,465>          <347,459>


Cash flows from investing activities:
  Exploration and development costs of
    mining properties ......................              -0-               <688>
                                                 ____________       ____________

  Net cash provided by investing activities               -0-               <688>


Cash flows from financing activities:
  Pending foreclosure on mineral properties               -0-          2,297,811
  Net borrowings (payments) under note
     payable-shareholder....................              -0-          2,031,200
  Payments under notes payable-equipment ...              -0-             63,800
                                                 ____________       ____________

  Net cash provided by (used for) financing
    activities .............................              -0-            202,811











                                                            PAGE 5
Net increase (decrease) in cash during the
  period ...................................          <12,465>          <145,336>

Cash at the beginning of the period ........           16,121            164,302

Cash at the end of the period...............     $      3,656       $     18,966
                                                 ============      =============


                                                            PAGE 6
                      AMERICAN NUCLEAR CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE AND NINE MONTHS ENDED
                       SEPTEMBER 30, 1995 AND 1994
                               (UNAUDITED)

               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      Liquidation Basis

      The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current liabilities exceeded its current assets by $433,068 and $390,603 at September 30, 1995 and December 31, 1994 respectively. Due to continued unfavorable uranium market conditions, and despite extensive marketing efforts that continued through May 1994, the Company did not receive purchase offers for its mineral properties that exceeded the mortgage against the properties. Therefore, these financial statements show the mineral properties being lost through foreclosure at June 30, 1994 to Cycle Resource Investment Corporation (CRIC) to satisfy CRIC's mortgage against the properties in the approximate balance of $2.3 million.

      Inability to sell the mineral properties after exhausting efforts to market them meant that the Company was not able to produce the capital necessary to fund future operations. The Company was not able to obtain additional waste disposal revenues or waste disposal contracts. Because of its inability to generate sufficient cash to continue operations, the Company announced on May 9, 1994 that it was discontinuing operations immediately due to lack of funds. The Company's reclamation bond fund in the approximate amount of $3.2 million was declared forfeited by the Wyoming Department of Environmental Quality
(DEQ). The Company expects that the DEQ will complete reclamation of the Company's Gas Hills mill site, using the forfeited bond fund.

      The Company remains liable for completion of its reclamation obligations even though its has no assets with which to complete those obligations. The U.S. Nuclear Regulatory Commission (NRC) has served the Company with notice that the Company's deliberate abandonment of its reclamation site would constitute an intentional violation of the Atomic Energy Act of 1954 and could subject the Company to NRC enforcement actions and criminal sanctions. The Company intends to monitor its reclamation site for as long as possible in order to comply with requirements of its license.

      The Company has liquidated all its assets, which consisted primarily of office furniture and equipment and other miscellaneous property, to pay outstanding expenses and liabilities, and the Company has prepared these financial statements on the basis that all such marketable assets have been liquidated. Because liabilities exceed assets, there will be no distribution of assets to shareholders.

                                                            PAGE 7
      Interim Financial Statements

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the unaudited financial statements included in the Company's Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

      Mining Properties Held for Sale

      In December 1993, the Company determined that its decision to sell its primary mineral properties rather than hold the properties for future potential development required greater consideration be given to in-ground market values and the Company's present financial position. The Company determined its range of potential loss for the mineral properties to be from approximately $3 million to approximately $7 million. Because of the Company's continuing solicitation of bids for its mineral properties, the lack of an active market for in-ground uranium reserves, and uncertainties as to the ultimate intention of the major shareholder which holds the mortgage against the properties, management was unable to determine at that time whether any amount in that range provided a better estimate than any other amount. Therefore, in accordance with the requirements of Statement of Financial Accounting Standards No. (Statement) 5, Accounting for Contingencies, a $3 million mineral property impairment was recognized during December 1993 which represented a 31% reduction in the mineral property valuation at December 31, 1993. Due to the lack of acceptable offers on the mineral properties through May 6, 1994, the Company recognized an additional $4.2 million mineral property impairment during March 1994. At March 31, 1994, the mineral property was valued at the approximate amount of the mortgage for financial reporting purposes. These financial statements have been prepared on the basis that the foreclosure of the mineral properties occurred as of June 30, 1994 to satisfy an approximate $2.3 million debt to CRIC.

PER SHARE AMOUNTS

      Earnings per share calculations are computed on the weighted average number of common shares outstanding during the respective periods. Shares under option and warrants have been disregarded because their effect is anti-dilutive.

                                                            PAGE 8
DISCONTINUANCE OF OPERATIONS

      Management began seeking a purchaser for its mining properties in the third quarter of 1993. While potential purchasers continued to express interest, the Company did not receive any offer greater than the amount of the debt due to CRIC that is secured by the mortgage against the properties. Inability to sell the mining properties and lack of capital and revenues deprived the Company of operating capital. The Company determined to discontinue operations during May 1994 and to liquidate its miscellaneous property and to pay a portion of its current liabilities and other expenses associated with an orderly closing of business operations. These financial statements were prepared on the basis that the mineral properties were foreclosed upon as of June 30, 1994, when the debt was due, because the Company was unable to pay the mortgage and continues to be unable to pay it.


NOTE PAYABLE TO STOCKHOLDER

      The Company has two separate loans from Cycle Resource Investment Corporation (CRIC), a stockholder, evidenced by promissory notes. The two notes total $2,031,200 plus interest and were due on June 30, 1994. The notes are collateralized by a mortgage against the Peach uranium properties plus revenues from certain contracts for byproduct disposal, which contracts are no longer in effect. These financial statements are prepared on the basis that the Company has lost its most valuable assets, the Peach mineral properties, through foreclosure by CRIC. See the "Discontinuance of Operations" and "Liquidity and Capital Resources" sections of this report for further details about these circumstances and the Company's financial condition. CRIC began formal foreclosure proceedings against the Company during the third quarter of 1995.

MARKETABILITY OF COMMON STOCK ON NASDAQ SMALL CAP MARKET

      Effective May 9, 1994 the Company's common stock was removed from listing on the NASDAQ Small Cap Market. There are no trading markets for the Company's common stock. Isolated trades may occur on the electronic bulletin board.


                 MANAGEMENTS DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Company discontinued operations during May 1994. There were no operating revenues or operating losses reported during the first, second or third quarters of 1995 or 1994. See the "Discontinuance of Operations" and the "Liquidation and Capital Resources" sections regarding additional information about the Company's ceasing operations.

      General and administrative expenses were $19,156 or 58% less for the current quarter ended September 30, 1995 compared to the comparable quarter ended September 30, 1994. General and Administrative expenses were $148,809 or 76% less for the nine months ended September 30, 1995 compared to the comparable nine-month period ended September 30, 1994. The reductions were due to the termination of the remaining employees during May 1994 and discontinuance of operations.

      A $4.2 million property impairment was recognized during March 1994 to value the mineral properties near the amount of the CRIC mortgage against the properties. This impairment was recognized during March 1994 because the Company did not receive any offers greater than the $2.3 million mortgage held by CRIC. The Company was not able to pay the mortgage when due on June 30, 1994. Therefore, these financial statements were prepared on the basis that the mineral properties were forfeited as of June 30, 1994 through foreclosure by CRIC, a major shareholder, which holds the mortgage. CRIC began formal foreclosure proceedings against the Company during the third quarter of 1995. See the "Note Payable to Stockholder" for additional information.

      Reclamation expenses of $1,726 and $48,216 for the three months ended September 30, 1995 and 1994 were recognized because of the continuing reclamation obligations of the Company. The $1,726 and $44,299 expended in the third quarters of 1995 represents the ongoing costs of site monitoring and NRC charges, while the $460,855 for the nine months ended September 30, 1994 includes a $300,000 expense during the first quarter of 1994, recognizing the forfeiture of the Company's reclamation bond in the amount of approximately $3.2 million to the Wyoming Department of Environmental Quality, thus eliminating any potential cost saving the Company would have realized if it had performed the reclamation work.

      Interest income for the third quarter of 1995 declined by 100% from the comparable period of 1994. This decrease is due to the forfeiture of the certificates of deposit in the Company's reclamation deposit held by the Wyoming Department of Environmental Quality. Interest income ceased during the second quarter of 1995 since total forfeiture of the reclamation bonds to the Wyoming DEQ had been completed.

      Interest expense decreased by 100% for 1995 compared to the comparable periods of 1994. The decrease is related directly to the foreclosure upon the mineral properties by CRIC, the mortgage holder. The outstanding loans from stockholders decreased from $2,031,200 at September 30, 1994 to zero because the Company recognized the mineral properties would be acquired by CRIC through foreclosure proceedings which began during the third quarter 1995. The foreclosure sale is scheduled to occur on November 28, 1995.

      A net loss of $15,615 was recognized during the third quarter of 1995 compared to a $13,609 profit for the same period in 1994. The net loss for the nine months ended September 30, 1995 was $82,629 compared to a $4,784,134 loss for the same period in 1994 due primarily to the $4,200,000 mineral property impairment.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital deficit at September 30, 1995 was $433,068, while at December 31, 1994 it was $390,603. The increased working capital deficit at September 30, 1995 was due to limited ongoing activities for an orderly dissolution of the company.

      During May 1994, the Company discontinued operations because of the lack of funds. Before that, the Company used its best efforts to obtain additional loans, raise equity funds through a proposed private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. All of these efforts failed, leaving the Company without the capital necessary to continue operations and leading to discontinuance of business and liquidation. Liabilities exceed assets, therefore, there will be no shareholder distributions.

      These financial statements are prepared on the basis that CRIC foreclosed upon the mineral properties when the Company did not pay the mortgage due June 30, 1994. In addition, the Wyoming Department of Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ in order for the DEQ to complete reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ will not cover all the expenses, for which the Company will remain liable. The Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the Title X federal program administered by the U.S. Department of Energy (DOE), for reimbursement of some of the expenses of reclamation work it has previously performed to clean up its mining and milling site. The DOE program has been funded by Congress and money has been allocated for the reimbursements. The Company hopes that its application will be approved and that it will receive money from this program during the last quarter of 1995. If the Company's application is approved by the DOE and Congress continues funding this Title X program, of which there is no assurance, the Company may receive approximately $650,000 over the next three years. The first part of such funds, if any are received, could be received during late 1995. Under the prevailing law, as understood by the Company, and under the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds, and any future funds that could be received under this program, will be applied to ongoing monitoring and maintenance obligations over the next several years, including payments to the Company's independent contractors to perform such services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed any of those funds that become available. The DEQ has notified the Company that the reclamation bond may be deficient by as much as $3 million. The DEQ intends to take statutory actions against the Company to collect the bond deficiency if the Company does not voluntarily turn over the Title X funds. The Tennessee Valley Authority has also asserted a right to the funds based on its 1984 contract with the Company and has commenced a contract dispute procedure under federal regulations in an attempt to enforce its claim or attach the funds. Enforcement of such a claim by TVA or other unsecured general creditors would be contrary to the NRC order to the Company that controls use of its funds, and the Company expects to resist such claims. If litigation does occur, the Company might file for dissolution under bankruptcy law, after which the bankruptcy court would control use and distribution of any reclamation funds that might have been received. Upon bankruptcy or any other dissolution, the Company would cease to be able to hold the NRC license and would thereupon become ineligible to obtain any additional reimbursements of Title X reclamation funds under the DOE program.

                                                            PAGE 12
                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.


                                    AMERICAN NUCLEAR CORPORATION
                                    Registrant



November 13, 1995                   Dennis A. Eckerdt
                                    (Signature)
                                    President and Chief Financial
Officer



November 13, 1995                   William C. Salisbury
                                    (Signature)
                                    Secretary and Treasurer