Form 10-K
period 1995-12-31
AMERICAN NUCLEAR CORP
filed 1996-04-01
CIK 5550

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                              FORM 10-K



/X/  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934  [Fee Required]

          For the fiscal year ended December 31, 1995
                           or

/ /  Transition report pursuant to Section 13 or 15(d) of
     the Securities Exchange Act of 1934 [No Fee Required]
          For the Transition period from              to
                                         ------------    -------------

                         Commission File No. 0-1764

                        AMERICAN NUCLEAR CORPORATION
                        ----------------------------

  (Exact Name of Registrant as Specified In Its Charter)
Colorado                                       83-0178547

(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)        Identification No.)

P.O. Box 2713                                       82602
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

Yes  X.   No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Based upon the bid prices of the common stock on January 31, 1995 of $0.001 per share, the aggregate market value of the voting stock held on that date by non-affiliates of the registrant was $7,677.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1995: 4 cent par value - 7,696,739

This report consists of 43 pages, including 2 pages constituting the cover page.

                         PART I
                         ------
Item 1.     Business.
- -------     ---------
Discontinuance of Operations

     The Company's uranium mining and milling activities were discontinued in 1982 as a result of the depressed market price for uranium concentrate. Thereafter the Company offered its inactive mill tailings ponds as locations for the disposal and reclamation of large amounts of mill tailings previously generated by another uranium producer. Those efforts over several years did not result in awards of disposal contracts to the Company. In 1984 the Company began reclamation of its milling site, as required by federal and state law. In 1988, the Company decommissioned its uranium mill and began reclamation of the mill and the associated milling site.

     In 1990 the Company shifted its efforts from uranium, for which the market price remained depressed, to the new and developing industry of byproduct material disposal for various uranium ore processors. The Company fulfilled several such disposal contracts between 1990 and 1993.


     After extensive marketing efforts, it became apparent that the byproduct disposal business would not produce revenues adequate to sustain the Company's operations unless it raised adequate capital for expanding the byproduct disposal business into commercial byproduct disposal. The Company's efforts in 1992 and 1993 to raise additional capital from investors were not successful. Starting in 1993, the Company advertised its mining properties for sale to raise funds through a sale of its principal asset, the Peach mining properties.

     The Company's efforts to sell its mining properties in 1993 and early 1994, were not successful. While potential purchasers continued to express interest through early 1994, the Company did not receive any offer greater than the amount of the debt due to Cycle Resource Investment Corporation
(CRIC) that is secured by a mortgage against the properties. Inability to sell the mining properties, lack of capital, and lack of revenues from both its uranium properties and its byproduct disposal business deprived the Company of operating capital. The mining properties were the only major asset of the Company, and selling them to raise working capital was the Company's only remaining means to stay in business. The Company determined to discontinue business operations during May 1994, to liquidate its miscellaneous property, and to pay a portion of its current liabilities and other expenses associated with an orderly closing of business operations.


Marketability of Common Stock

     Effective May 9, 1994, the Company's common stock was delisted and removed from the NASDAQ Small Cap Market. There is no regular trading market for the Company's common stock. Isolated trades may occur on the electronic bulletin board.

Development of Business Before Discontinuance in 1994

     American Nuclear Corporation, the Company, was incorporated in 1955 as one of the first uranium exploration companies formed after the commercial importance of uranium as a source of energy and fuel was realized. The

Company acquired uranium mining properties by locating mining claims and purchasing other mining claims.


Uranium Mining for Atomic Energy Commission and Others

     Starting in 1959 the Company was engaged, with its partner, Federal Resources Corporation, in mining and milling uranium concentrates in the Gas Hills area in central Wyoming for sale to the U.S. Atomic Energy Commission and various utilities that supply electricity. The mining was conducted by open pit surface mining. The mill was also operated on a custom basis to mill uranium ores for other uranium producers. The Atomic Energy Commission discontinued purchases in 1971 when its inventory goals and strategic plans were met and a United States uranium industry had been created. The partnership continued to operate its mill for producing its own properties and custom milling of uranium ores for other producers for sales to commercial users.


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

Termination of Tennessee Valley Authority Agreements

     In 1984 the Company acquired the uranium mill and associated lands from the partnership, and it also acquired approximately one-half of the uranium lands it had jointly held and explored with TVA. These lands, consisting of approximately 2,700 acres of uranium properties, are known as the Peach properties. In May 1994 when the Company discontinued business, the Peach properties were the Company's only principal asset. They were subject to a mortgage held by Cycle Resource Investment Corporation (CRIC), which acquired them through foreclosure. Please see Item 7, "Liquidity and Capital Resources" section of this report for more detail.

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


Status of Uranium Business

     Since the Tennessee Valley Authority terminated its mining activities in 1982 that were conducted through the Company's partnership called Federal American Partners, the Company has not been engaged in mining or milling uranium. The Company identified significant quantities of uranium resources in the ground among its uranium properties, but market prices have never been adequate to enable the properties to be economically mined. The market for uranium remains low at this time, and it would still not be economically feasible to mine the Company's uranium properties at current prices.
Imports of foreign uranium at low prices, especially from Russia and Canada, and excess inventories of uranium were the primary factors that dampened prices to a low of approximately $7.15 per pound in 1991. In 1993 and 1994, spot prices for short-term deliveries of uranium were approximately $9.50 per pound. In efforts to generate working capital, the Company, during the fourth quarter of 1993, offered its mineral properties for sale. No purchase offers that exceeded the CRIC debt against the properties were received. Therefore, in May 1994 the Company was forced to discontinue all its business operations due to lack of operating capital. For a more complete discussion of the uranium properties, see Item 2, Properties.


Reclamation of Mill Site and Tailings Ponds

     Based upon the Company's determination that use in the future of its uranium processing mill would not comply with the revised licensing requirements of the NRC, the Company began demolition of the mill in 1988 and completed that work in 1989. Before the Company's discontinuance of operations in 1994, the Company had undertaken substantial reclamation work on the mill site as required by the NRC and the DEQ. The mill and associated buildings were dismantled and the building materials were buried in one of the two adjacent tailings ponds where the processed ores produced by the mill (mill tailings) were impounded after milling. The mill tailings in the two impoundments were graded by earth moving equipment into mounds covering approximately 40 and 80 acres respectively. A cover of native earth was placed over the mounds of mill tailings, and the tailings piles were allowed to settle and compact naturally. The reclamation work still required consists of filling and shaping the side slopes of the tailings piles to such a grade as to preclude erosion of the soil cover that would allow erosion of the tailings, placing a final cover of earth over the tailings to limit emission of radon gas into the atmosphere to meet Environmental Protection Agency (EPA) standards, applying erosion protection in the associated drainages, and revegetating and fencing the site.

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

     In part because the Company's mill site was undergoing reclamation work to stabilize the mill tailings, which are low level radioactive materials, the NRC initially granted permission in the fall of 1990 for the Company to accept byproduct materials totaling 1,100 cubic yards from four generators under four specific waste disposal contracts. After the NRC authorized receipt of the initial byproduct material, the NRC amended the Company's license in September of 1991 to authorize it to receive and dispose of an additional 12,500 cubic yards of material from other sources.

     The material terms of the disposal contracts that were completed by the Company required the generator of the byproduct materials to deliver them to the Company's mill site. The byproduct material was placed on the surface of the mill tailings impoundment number 1, compacted and covered with an interim cover of native soils. The addition of the byproduct materials reduced the volume of earthen fill material that must be placed on the mill tailings to meet the reclamation design requirements.


     The income received on account of past disposal contracts generated revenues for the Company of $322,624, $318,814, and $120,352 from operations in 1993, 1992, and 1991, respectively. These contracts were completed, and there were no disposal revenues in 1994 or 1995. Byproduct material disposal was terminated when the company discontinued business operations in May 1994.

     During May 1994 the Company notified the NRC and the DEQ that it was discontinuing all business operations and would be unable to perform under the approved reclamation plan. All byproduct disposal activities, which had been conducted as part of the approved reclamation work, were discontinued at that time.


Abandonment of Efforts to License Commercial Byproduct Disposal

     During 1993 the Company abandoned its efforts to obtain new licenses from the NRC and DEQ to establish a commercial byproduct disposal business near its mill site that was undergoing reclamation. In order to complete the environmental studies required for the new licenses, continue to pursue its license applications, and take other steps for opening such a business, the Company sought to raise $5 million to $8 million through private placements of its common stock. When this effort proved unsuccessful in 1993, the Company terminated further efforts to enter the commercial byproduct disposal business.


Termination of Byproduct Disposal and Discontinuance of Business

     The Company did not realize adequate revenues from its byproduct disposal business commenced in 1990 to fund its operations. Since 1991 the Company relied for a large part of its operating capital upon loans by Cycle Resource Investment Corporation (CRIC), holder of approximately 30 percent of the

Company's outstanding stock. The Company was unable to obtain additional loans from CRIC or any other source after 1993. The Company's efforts to raise capital by placement of its common stock were unsuccessful. The Company was not able to obtain joint ventures or long term supply contracts for exploitation of its uranium properties in the future when market prices for uranium were expected to be higher.


     In efforts to repay its loan to CRIC and to raise additional capital to continue its reclamation work over the next several years as required by law, the Company in 1993 offered its uranium properties for sale. Through May 1994, several prospective buyers expressed interest in purchasing the uranium properties, but no purchase offers were received that were greater than the CRIC debt. The uranium properties could not be sold under those circumstances.

     Due to the lack of a sale of its uranium properties and limited operating capital, the Company was forced to discontinue all business operations during May 1994. At the time the Company discontinued business operations, it was unable to continue required reclamation work at the level required by law.
The DEQ declared the Company in default of its reclamation obligations and began reclamation bond forfeiture proceedings against the Company. These proceedings resulted in forfeiture of the bond fund of $3,213,255 to the State of Wyoming in October 1994. The Company has continued to monitor the reclamation site, as ordered by the NRC. The Company expects that reclamation of the mill site will ultimately be performed by the DEQ if it is able to reach agreement with the NRC as to the extent of reclamation still required. The state of Wyoming has indicated that it would assume the NRC license obligations under certain conditions that limit its ultimate liability, but there are no assurances the state will reach agreement with the NRC. The Company will continue to be the licensee and responsible for all NRC license requirements and reclamation obligations. By statute the DEQ may recover from the company any reclamation costs incurred by the DEQ in excess of the bond. The total reclamation cost for which the Company remains obligated will not be known for several years.



Financial Information About Industry Segments

     In 1991 the Company entered into the business of uranium byproduct material disposal. Between 1982 and that time, the Company's only business was winding down its former mining operations with the partnership and TVA, its reclamation activities, and the maintenance of its uranium properties with the intent of eventually producing uranium concentrate. See Note 1 to the financial statements included in Item 14 of this report.

     Before it discontinued its business operations in May 1994, the Company had no foreign operations or export sales. It had not segregated its business activities into geographic areas within the United States except to the extent that its operations were located within Wyoming.


Potential Unasserted Reclamation Liabilities

     The Company's reclamation work and its discontinued byproduct materials disposal business activities were and are highly regulated by the NRC and DEQ, which have licensing authority and jurisdiction. Even though the Company discontinued its business operations in May 1994, it remains liable for the cost of any reclamation work that is not funded by the bond fund.

     The Company's reclamation fund of approximately $3,213,255 was declared forfeited by the Wyoming DEQ and acquired by the DEQ to cover the reclamation costs of the mill site. The bond fund was funded in the full amount fixed by the NRC and the DEQ as the entire cost of completing the required reclamation work and performing under the Company's licenses. There is a risk that the reclamation requirements may be increased and that the amount required to perform the reclamation under such new requirements may increase. By law, the Company is liable for any cost overruns, none of which exist at this time, but which are possible.


Employees

     As of December 31, 1995, the Company had no employees.


Item 2.  Properties

     During 1995 the Company lost its remaining uranium properties, called the Peach properties, through foreclosure by CRIC on a $2,031,200 loan. These properties consisted of unpatented mining claims located on the public domain of the United States in the Gas Hills area of central Wyoming.

     NUKEM, Inc. owns 100 percent of CRIC which in turn owns 30% of the Company's common stock. NUKEM, Inc. is a New York corporation located in Stamford, Connecticut, that is a wholly owned subsidiary of NUKEM, GmbH, a German corporation located in Alzenau, Germany that in turn is a wholly owned subsidiary of RWE AG, a German corporation. RWE is publicly held, and is the largest electric generating utility in Germany and the eighth largest in the world. It is also a worldwide conglomerate active in the production and marketing of petroleum products, coal, uranium, chemicals, and electrical generating equipment. RWE also is active in waste processing and environmental protection and reclamation services.


Sweetwater Uranium Properties

     The Sweetwater uranium properties were abandoned during August 1994 due to the Company's inability to pay the $100 per claim annual rental fee required by the Department of Interior, Bureau of Land Management.


Other Gas Hills Uranium Properties

     The Company has either sold or abandoned by non-payment of the annual rental fee its varying undivided interests, ranging from 13% to 100% undivided interests as tenants in common, in unpatented mining claims covering approximately 3,100 acres in the Gas Hills area near the Peach and Sweetwater properties.


Mining Claim Rental Fees

     According to a federal law adopted in 1992, in order to maintain title to mining claims after their location, an owner must pay annual rental fees of

$100 per claim to the Department of the Interior. Upon failure to pay the rental fee, the Bureau of Land Management declares the claim void and terminated.

Market for Uranium

     The ultimate cause of the Company's inability to stay in business was the sharp decline in the market price for uranium that has persisted since 1981. Most of the former uranium producers in the United States have suspended operations because of the current low market price of uranium. The current market for sales of uranium is being filled in large part by inventories of domestic concentrates and imported foreign concentrates.

     The principal market for uranium concentrates consists of utility companies throughout the United States and other countries. The principal market for lands containing uranium that has not been mined, non-producing uranium properties, primarily consists of other mining companies, foreign utilities, and to a lesser extent, utility companies throughout the United States. Some of the utility companies purchase non-producing properties to assure themselves of a supply of uranium for their nuclear reactors.

     Marketing of non-producing uranium properties as well as uranium concentrates occurs through privately negotiated contracts, by open bid, or both. Uranium brokers may seek buyers and sellers of either uranium properties or concentrates for a commission. There are only a few brokers internationally that list uranium properties for sale, and the Company maintained contact with them although its properties were not listed through them for sale. There are only a few sales of uranium properties every several years, and each sale is unique.

     The Company offered its properties for sale during 1993 and was unable to sell them by May 1994, thus forcing the Company to discontinue operations due to lack of operating capital. Please see Item 7, "Liquidity and Capital Resources," in this report for additional details.

Item 3.     Legal Proceedings.
- ------      -----------------

     There are no legal proceedings pending against the Company or its properties.

Item 4.     Submission of Matters to a Vote of Security
            Holders.
- ------      -------------------------------------------

     No matters for decision were submitted to a vote of shareholders during the last calendar quarter of the year ended December 31, 1995.


                         PART II
                         -------

Item 5.     Market For Registrant's Common Equity and Related
            Stockholder Matters.

     Through January 1994 the common stock of the Company was traded over-the-counter on the NASDAQ national market system. Effective February 1, 1994 the Company's common stock began trading on the NASDAQ small cap market under the symbol ANUC. Effective May 9, 1994 the Company's common stock was delisted and removed from the NASDAQ small cap market. Trades between market makers may occur on the over the counter bulletin board. The range of high and low sales prices of the stock for each calendar quarter period during the past three years through May 9, 1994, as quoted by NASDAQ, are given in the following table. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.


                             Price Ranges (closing bid)
                       For Calendar Years Ended December 31
                     ----------------------------------------
                           1995          1994          1993
                          ------        ------        ------
                        Low   High    Low   High    Low   High
                        ----  ----    ----  ----    ----  ----

First Quarter  .....   .001  .001   0.12  0.25     0.50  1.09
Second Quarter .....   .001  .001   0.09  0.15     0.50  1.00
Third Quarter  .....   .001  .001   0.001 0.001    0.12  0.66
Fourth Quarter .....   .001  .001   0.001 0.001    0.12  0.31

<F1>     (a)  The low and high prices for the stock on January 31, 1996 were
$.001 and $.001.

<F2>     (b)  Based solely upon the number of record holders, the approximate number of stockholders of the common stock of the Company as of January 31, 1996 was 1716.

<F3>     (c)  No dividends have been declared with respect to the common stock during the fiscal years ended December 31, 1995, 1994 and 1993.


Item 6.     Selected Financial Data.
- ------      -----------------------
                                                             Seven     Fiscal
                     Year       Year      Year      Year     Months     Year
                     Ended      Ended     Ended    Ended     Ended     Ended
                    December   December  December  December  December   May
                     31,1995    31,1994   31,1993   31,1992   31,1991  31,1991
                  (Unaudited)(Unaudited)
                   --------   --------   --------  --------  --------  --------
                           ($000's are omitted except per share amounts)
INCOME STATEMENT

Revenue From
  Discontinued
  Operations         $ -0-    $   -0-    $   323   $   319   $   120   $   -0-
Net Income (Loss)    $ 386    $(4,991)   $(4,074)  $  (381)  $(3,595)  $  (365)

BALANCE SHEET

Working Capital(1)   $ (62)   $  (391)   $(2,214)  $(1,590)  $  (739)  $  (306)
Total Assets         $ 218    $    72    $ 9,845   $13,413   $12,874   $15,784
Total Liabilities    $ 167    $   406    $ 5,189   $ 4,683   $ 3,784   $ 3,619
Long-Term
  Obligations        $ -0-    $   -0-    $  2,786  $ 2,913   $ 2,967   $ 3,267
Common Stockholders'
  Equity (Deficit)   $  51    $  (335)   $  4,656  $ 8,730   $ 9,090   $12,166

LOSS PER COMMON
  SHARE(2)

Income (loss) from
  Operations         $ .05    $ (0.65)   $ (0.53)  $ (0.05)  $ (0.47)  $ (0.05)
  Dividends Paid Per
    Common Share     $ -0-    $   -0-    $    -0-  $   -0-   $   -0-   $   -0-
- ------------------------------

<F1>     (1)  Exclusive of assets held for sale.
<F2>     (2)  The weighted average number of shares of common stock outstanding during the year ended December 31, 1995, 1994, 1993 and 1992, and the seven months ended December 31, 1991, and the fiscal year ended May 31, 1991 was 7,696,739, 7,696,739, 7,696,622, 7,693,736, 7,573,405, and 7,239,125
respectively.


Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.
- ------      -----------------------------------

     (See, in addition to Selected Financial Data, the financial statements of the Company referred to in Item 14)

Discontinuation of Operations

     The Company's efforts to sell its mining properties, starting in 1993, were unsuccessful, preventing it from raising operating capital necessary to continue in business. As a result, the Company discontinued business operations in May 1994. Inability to sell its properties and lack of capital and revenues deprived the Company of operating capital. The Company determined to discontinue operations during May 1994 and to liquidate its miscellaneous property and to pay a portion of its current liabilities and other expenses associated with an orderly closing of business operations. These financial statements have been prepared on a liquidation basis.


Results of Operations

     During 1995 the Company continued to monitor the reclamation site in accordance with NRC and Wyoming DEQ regulations. The funds were provided primarily through prepayments made during 1994.

     During 1995 the Company applied, under the Title X federal program administered by the U.S. Department of Energy (DOE), for reimbursement of some of the expenses of reclamation work it has previously performed to clean up its mining and milling site. The Company's claim was for approximately $687,000 of which the first of three equal annual payments was made during 1995. Under the prevailing law, as understood by the Company, and under the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor the site, the funds, and any future funds that may be received under this program, will be applied to ongoing monitoring and maintenance obligations over the next several years, including payments to the Company's independent contractors to perform such services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to exceed any of those funds that become available. The DEQ has notified the Company that the reclamation bond may be deficient by as much as $3 million. The DEQ has statutory authority to sue the Company for the bond deficiency, and the DEQ has said it will bring such a deficiency suit if the Company does not transfer the Title X funds to the state to be applied to the deficiency and used by the state to perform reclamation. The Tennessee Valley Authority (TVA) has asserted a right to the funds based on its 1984 contract with the Company. TVA, under the dispute procedures of the 1984 contract, has determined that it is entitled to the funds. Enforcement of such a claim by TVA or other unsecured general creditors would be contrary to the NRC order to the Company that controls use of its funds, and the Company expects to resist claims by TVA and other such creditors. If litigation does occur, the Company might file for dissolution under bankruptcy law, after which the bankruptcy court would control use and distribution of any reclamation funds that might have been received. Upon bankruptcy or any other dissolution, the Company would cease to be able to hold the NRC license and would thereupon become ineligible to obtain any additional reimbursements of Title X reclamation funds under the DOE program.

     During 1995 CRIC foreclosed upon the Peach properties for the amount of its $2,031,200 loan plus interest in the total amount of approximately $2,750.000.

     During the prior four years, the Company shifted its efforts away from the holding of uranium properties, because of the continuing low level of uranium market prices, to a newly developing market of byproduct material disposal. It was the Company's intent to make the byproduct disposal business its primary business, but that effort was unsuccessful. The Company was forced to discontinue operations during May 1994 due to lack of operating capital.

     During the years ended December 31, 1995, 1994 and 1993, the Company entered the business of uranium byproduct material disposal and received $-0-, $-0-, and $323,000 respectively for performing on five contracts for disposal of uranium byproduct material at its mill site. The Company was not successful in entering into any such disposal contracts during 1994. During September 1993 the Company entered into a marketing agreement with American Ecology Corporation (AEC) by which AEC would assist the Company in obtaining byproduct disposal contracts for the disposal of 10,000 cubic yards of material. AEC made a $202,500 advance payment to the Company which was to be recovered by it either through one-half of net disposal revenue or the issuance of the Company's common stock at the average of the previous sixty days trading price. The Company was to retain 50% of the net profits generated from disposal revenue. AEC had not entered into any disposal contracts prior to the Company's discontinuance of operations during May
1994, and is not entitled to repayment. Accordingly, this payment was recognized as revenue during 1995.

     The Company entered into a multi-year material disposal contract with Ferret Exploration Company (Ferret). The Contract provided for annual advance disposal payments of $16,500. The Company's license allowing the disposal has been revoked, and the Company is no longer able to perform under the disposal agreement. Ferret has made demand for repayment of the 1994 advance payment. Since payment cannot be made this sum was also recognized as revenue during 1995.

     General and administrative expenses decreased approximately 67% and 60% during the years ended December 31, 1995 and 1994 compared to 1994 and 1993 due to the discontinuance of operations during 1994.


     Byproduct material disposal expenses of $29,000 for the year ended December 31, 1993 consisted of labor, rental costs and lease payments of earth moving equipment. There were no such expenses in 1995 or 1994. A writeoff of $236,866 occurred during 1993 when the Company abandoned its efforts towards establishing a commercial byproduct facility. Reclamation costs of $668,148 were recognized during 1994 because of the DEQ bond forfeiture. These costs represent the profit margins ($300,000), accrued interest ($195,000), and the additional amounts paid to the DEQ by third parties ($173,000) under prior bond commitments.

     In December 1993, the Company determined that its decision to sell its primary uranium properties rather that hold the properties for future potential development required greater consideration be given to in-ground market values and the Company's financial position. The Company determined its range of potential loss for the mineral properties to be from approximately $3 million to approximately $7 million. Because of the Company's continuing process to solicit bids for its mineral properties, the lack of an active market for in-ground uranium reserves, and uncertainties as to the ultimate intent of the major shareholder, management was unable to determine at that time whether any amount in that range provided a better estimate than any other amount. Therefore, in accordance with the requirements of Statement of Financial Accounting Standards No. (Statement) 5, Accounting for Contingencies, a $3 million property impairment was recognized during 1993 which represents a 31% reduction in the mineral property valuation at December 31, 1993. In March, 1994, after the Company's efforts to sell the uranium properties failed, the uranium properties were written down to the amount of the CRIC notes, for which the uranium properties were collateral. Management determined that a $4,200,000 write-down in the carrying value of the Company's uranium properties was warranted. The valuation of the uranium properties at approximately $2.2 million equaled the $2.2 million debt obligations to CRIC. The properties were foreclosed upon by CRIC during 1995.

     On August 31, 1994 the Company abandoned, through non-payment of the $100 per claim annual rental fees due on that date, 500 mining claims with a remaining book value of $-0-. During December 1993 and March 1994, mineral property impairments of $3 million and $4.2 million, respectively, for the remaining mining claims were recorded. During 1995 there were no property abandonments or mineral property impairments.

     Interest income increased for the year ended December 31, 1994, due to increased interest rates compared to 1993 interest rates paid on the Company's reclamation fund. The lower 1993 interest rates are also the cause for interest income decreasing in 1993 compared to 1992.

     Interest expense for the year ended December 31, 1994 was $125,660 as compared to interest expense of $186,000 and $123,000 for the years ended December 31, 1993 and 1992. Interest expense for the year ended December 31, 1994 decreased when, for financial purposes, the Company stopped accruing interest during mid-third quarter 1994, when the foreclosure, not yet commenced, could have been expected to have occurred. Interest expense for the year ended December 31, 1993 increased 51% as compared with the year ended December 31, 1992. This increase in interest expense for the two periods reported is primarily attributable to the increase in average outstanding debt resulting from increases in amounts borrowed from CRIC to fund operations, particularly the costs of preparing for a commercial byproduct disposal license and the installation of new management.

Liquidity and Capital Resources

     During 1994 the Company discontinued operations due to the lack of operating capital. For financial reporting purposes the Company has offset its $219,000 contractual obligations towards uncompleted byproduct disposal contracts and $173,000 obligation to third parties for payments they made to the Wyoming DEQ upon the reclamation bond forfeiture. These liabilities totaling $392,000 were recognized as income because the Company has no way of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with the NRC license requirements. The state of Wyoming declared the Company in default of its reclamation obligations when the Company terminated its business operations in May 1994. Subsequently the reclamation bond fund of approximately $3,213,255 was acquired by the DEQ through forfeiture proceedings. The bond fund had been funded in the full amount fixed by the DEQ, and approved by the NRC, as the entire cost of completing the required reclamation work and performing under the Company's license.
The reclamation requirements may be changed and the amount required to perform the reclamation under such new requirements may increase. By state of Wyoming statute, the Company would be liable for any cost overruns, none of which exist at this time. The Company expects to be able to continue in compliance with the licensing requirements through 1996 if it continues to be allocated a portion of the DOE reclamation reimbursements. After that time the Company expects that the state of Wyoming will accept responsibility, but there are no assurances that it will do so. Even if the state accepts reclamation responsibility, the Company will remain liable for any costs incurred in excess of its bond fund forfeited to the state.

     The Company's working capital deficit at December 31, 1995 was $163,000, while at December 31, 1994 it was $ 390,000, and at December 31, 1993 it was $2,215,000. The reduced working capital deficit during 1995 occurred because of the method used in reporting the unpaid liabilities as income during 1995. The reduced working capital deficit during 1994 occurred because of the method used in reporting the offset of the CRIC debt against the mineral properties. The increased working capital deficits at December 31, 1993, and 1992 are primarily due to the negative cash flow from operations.

     In prior years, the Company had relied upon investment income from the reclamation bond, release of funds from the reclamation bond as a result of reductions in the bonding requirement and short-term borrowings from stockholders to satisfy its working capital needs. However, during the years ended December 31, 1993 and 1992, the Company had received a portion of its cash flow from disposal of third party byproduct material. In order to expedite the September 1991 amendment to the Company's mill site reclamation plan by which the Company was permitted by the NRC to accept byproduct material, the Company agreed to allow the interest earned on approximately $1.9 million of the reclamation bond to accumulate and increase the bond fund until the disposal space initially authorized is exhausted. The reclamation bond fund, now held by the Wyoming DEQ, was forfeited to the Wyoming DEQ during 1994. See Item 1. Business, Reclamation of Mill Site and Tailings Pond for details.

     On August 24, 1993, the Company reached an agreement with Cycle Resource Investment Corporation (CRIC), a stockholder, for CRIC to increase its total loans to $2,031,200. The Company was not able to repay the notes on August 31, 1993 when due. On January 20, 1994, the payment date for this $2,031,200 debt plus approximately $143,000 in accrued interest was extended to June 30, 1994. CRIC foreclosed upon the Company's Peach properties in the approximate amount of $2,750,000 during 1995. Since the Company was not able to sell the properties prior to the extended due date of the notes on June 30, 1994, and had no other funds to continue as a going concern, the Company was unable to prevent foreclosure of the Peach properties. The remaining Company cash deposits are being utilized to maintain compliance, as long as possible, with the NRC license requirements.

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

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.
- ------      ---------------------------------------------

     The Company had a change of its independent auditors during the fiscal year ended December 31, 1992. It has not had any disagreements with its present or previous auditors on any matter of accounting principles or practices or financial statement disclosure. Due to the Company's discontinuance of business operations in 1994, the Company dismissed its independent auditors, Mitchell - Finley and Company, on January 26, 1995.

                            PART III
                            --------

Item 10.   Directors and Executive Officers of the Registrant
- --------   --------------------------------------------------

     The following table sets forth certain information concerning directors and executive officers of the Company:

Name and All Positions
Currently Held With                             Year First Became
the Corporation                     Age        A Director/Officer
- ---------------                     ---        ------------------
William C. Salisbury, Secretary     48                     1995
  Treasurer                                                1995
  Director                                                 1993

Dennis A. Eckerdt, President        47                     1995
  Chief Financial Officer                                  1991
  Director                                                 1992

     The executive officers of the Company serve at the pleasure of the Board of Directors and do not have fixed terms.

          Business Experience of Directors and Officers

     The principal occupations of each officer for at least the past five years are as follows:

     William C. Salisbury was appointed President of the Company in August 1993. He served in that office until August 1995 when he became the Secretary and Treasurer of the Company. He is currently self-employed as a consultant providing land management; environmental and regulatory services to the Company and other natural resources companies. From October 1991 until his appointment as President, he was Vice President of the Company, and from October 1990 to October 1991 he was manager of special projects for the Company. From July 1983 to October 1990 he was a self-employed consultant providing land management, environmental and regulatory services to the Company and other natural resource companies. From November 1970 to July 1983 he was manager of land and contracts for the Company. He was appointed to the Board of Directors in August 1993.

     Dennis A. Eckerdt became President of the Company in August 1995. He was previously the Chief Financial Officer since November 1991. He is currently employed as Controller for a Boulder Colorado corporation. Prior to July, 1995, he was self-employed. Prior to his self-employment, he was Controller for Centennial Media Corporation and Denver Directory Company from November 1988, through August 1991. From November 1985, to November 1988, he was employed as Controller for Video Exchange, Inc. From February 1972, to November 1988, he held various accounting titles and positions with the Company including Controller and Chief Financial Officer. He was also a Director of the Company from 1984 through 1988 and was reappointed to the Board of Directors in August 1992.

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

Item 11.   Executive Compensation.
- --------   -----------------------

Cash Compensation
- -----------------

     The following table shows all cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as other compensation paid or accrued during the fiscal years indicated to the Chief Executive Officer and the four other highest paid executive officers of the Company as of the end of the Company's last fiscal year whose salary and bonus for such period in all capacities in which the executive officer served exceed $100,000.

                                            SUMMARY COMPENSATION TABLE
                                                                       Long Term Compensation
                                                                       ----------------------
                                    Annual Compensation               Awards             Payouts
                                    -------------------      ---------------------   ----------------
(a)                     (b)   (c)        (d)       (e)        (f)         (g)        (h)         (i)
                                                   Other      Restricted                        All
                                                   Annual     Stock                  LTIP      Other
Name and Principal                                 Compen-    Award        Options/  Payouts   Compen-
     Position           Year  Salary($)  Bonus($)  sation($)  ($)          SARs      ($)       sation($)
- ------------------      ----  ---------  --------  ---------  ----------   --------  -------   ---------
William C. Salisbury(1) 1995  $---       ---       ---        ---          ---       ---       $37,360(3)
  President             1994  $46,896    ---       $ 6,558(2) ---          ---       ---       $53,500(3)
                        1993  $78,750    ---       $11,400(2) ---          ---       ---       $---
- -----

<F1>     President from August 1993 until August 1995.
<F2>     Contributions to the Company's money purchase pension plan established to provide retirement benefits to employees.  The plan was terminated in 1994.
<F3>     After employment as chief executive officer was terminated as of May 31, 1994, upon the close of the Company's business, other compensation was received for services performed in winding up the Company's business and reclamation obligations.

     The executive officers of the company serve at the pleasure of the Board of Directors and do not have fixed terms. Executive officers generally are elected at the annual director meeting immediately following the annual stockholder meeting. Any officer elected or appointed by the Board of Directors may be removed by the Board whenever in its judgment the best interests of the Company will be served thereby without prejudice, however to contractual rights, if any, of the person so removed. The Company's policy is to pay employees, upon termination of employment by the Company, severance pay equal to one week of their salary for each full year of employment. The officers are not employees of the company.

     There are no family relationships among the directors. There are no arrangements of understandings between any director and any other person pursuant to which that director was elected.


Item 12.   Security Ownership of Certain Beneficial Owners and Management
- -------------------------------------------------------------------

     The following table shows beneficial ownership of shares of the Company's outstanding common stock as of the record date (I)by all persons, insofar as is known to the Company, owning more than 5% of such stock and
(ii) by each director, each director nominee, each of the executive officers named in the tables under "Executive compensation" and all directors and executive officers as a group:

                                                           Amount and
                                                           Nature of
                Name of                    Positions and   Beneficial   Percent of
Title of Class  Beneficial Owner           Offices Held    Ownership    Class
- --------------  ----------------           ------------    ---------    ----------

Common Stock    William C. Salisbury       Secretary           19,952(1)   *
                                           Treasurer and
                                           Director

Common Stock    Dennis A. Eckerdt          President                0        0%
                                           Director

Common Stock    Cycle Resource             Shareholder      2,300,000     29.9%
                Investment Corporation
                300 Atlantic Avenue
                Stamford, CT  06901

Common Stock    General Electric Capital   Shareholder        593,072      7.7%
                  Corporation
                260 Long Ridge Road
                Stamford, CT  06902

Common Stock    All directors and          Officers and     4,024 of         *
                executive officers as      Directors        record and
                a group (2 persons)                         15,928
                                                            indirectly
- ---------------

*Less than one percent

<F1>     (1)  Includes 15,928 shares subject to options to purchase issued by the Company, as to which shares the options disclaims beneficial ownership.


Item 13.    Certain Relationships and Related Transactions
- --------    ----------------------------------------------

     Cycle Resource Investment Corporation (CRIC), a wholly owned subsidiary of NUKEM, Inc., loaned the Company a total of $2,031,200 for operating capital. The loan was evidenced by notes due June 30, 1994 with interest at three percent over the prime rate. The notes were considered paid in full upon foreclosure of the Peach properties by CRIC in 1995.

     Salt Ridge Energy, Inc., which is wholly owned by Mr. Salisbury, was paid $51,000 during 1995 for site monitoring work, reclamation obligations, and winding up the Company's business, during October 1995 through September
1996.

                            PART IV
                            -------

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
- -------     -------------------------------------------------------

     (a)  The following documents are filed as a part of this report:

          1.  Financial Statements:
              - Balance Sheets, December 31, 1995 (unaudited), December
                31, 1994, (Unaudited) and December 31, 1993
              - Statements of Operations and Retained Earnings
                (Accumulated Deficit) for the years ended December 31,1995 (Unaudited), 1994, (Unaudited), and 1993.
              - Statements of Cash Flows for the years ended December 31,
                1995 (Unaudited), 1994 (Unaudited), and 1993.
              - Notes to Financial Statements for the years ended
                December 31, 1995 (Unaudited), 1994 (Unaudited), and
                1993.

            2. Financial Statement Schedules (for the years ended December 31, 1995 (Unaudited), 1994, (Unaudited), and 1993.
                - V -  Property, Plant, and Equipment
                - VI - Accumulated Depreciation, Depletion, and
                  Amortization of Property, Plant, and Equipment

     All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

     (b)    Reports on  Form 8-K.
            --------------------
     A report on Form 8-K was filed on January 27, 1995, reporting the Company's dismissal of its independent auditors due to the Company's discontinuance of business operations in 1994.

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

3.3 Amendment to Bylaws, dated December 7, 1994 incorporated herein by reference from the exhibits to Registrant's Report filed on Form 8-K dated January 27, 1995.

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

19.1    Debt Restructuring agreement between American Nuclear
        Corporation, and The Wyoming National Bank of Casper, dated November 28, 1984 (incorporated herein by reference from the exhibits to Registrant's report filed on Form 8 dated
        September 24, 1991)

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:  AMERICAN NUCLEAR CORPORATION



BY:
              --------------------------------
              DENNIS A. ECKERDT, President
              (Signature)
DATE:         March 15, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



BY:
       ---------------------------------------
       WILLIAM C. SALISBURY, Secretary,
       Treasurer and Director
       (Signature)
DATE:  March 15, 1996



BY:
       ---------------------------------------
       DENNIS A. ECKERDT, President,
       Chief Financial Officer and Director
       (Signature)
DATE:  March 15, 1996

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

SIGNATURE


MITCHELL - FINLEY AND COMPANY, P.C.
Certified Public Accountants

March 9, 1994
Denver, Colorado

                                                         PAGE 25

AMERICAN NUCLEAR CORPORATION
- ----------------------------
BALANCE SHEETS DECEMBER 31, 1995 (Unaudited), 1994 (Unaudited), AND 1993
- ------------------------------------------------------------------------
ASSETS
- ------
                                                 December 31,  December 31,  December 31,
                                                   1995          1994           1993
                                      NOTES      (Unaudited)   (Unaudited)
                                      -----      -----------   -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                      $     3,974   $    16,121   $  164,302
    Reclamation deposit income
       receivable                     2                                           3,392
Prepaids and other                                                               20,851
                                                 -----------   -----------   ----------
            Total current assets                       3,974        16,121      188,545
                                                 -----------   -----------   ----------
MINING PROPERTIES HELD FOR SALE       1                  -0-           -0-    6,497,123
                                                 -----------   -----------   ----------
  MINING PROPERTIES - Net             2,4                -0-           -0-          -0-
                                                 -----------   -----------   ----------
  PLANT AND EQUIPMENT - Net           3                  -0-           -0-       91,720
                                                 -----------   -----------   ----------
  OTHER ASSETS:
  Reclamation deposit                 2              113,232                  3,011,871
  Other                                              101,358        55,841       55,550
                                                 -----------   -----------   ----------
          Total other assets                         214,590        55,841    3,067,421
                                                 -----------   -----------   ----------
  TOTAL                                          $   218,564   $    71,962   $9,844,809
                                                 ===========   ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Note payable to stockholder         4                                      $2,031,200
  Accrued interest payable                                                      142,929
  Trade accounts payable                         $    53,979   $    14,724        7,806
  Deferred revenue                                                 219,000      202,500
  Other current liabilities                          113,232       173,000       18,302
                                                 -----------   ------------  ----------
            Total current liabilities                167,211       406,724    2,402,737
                                                 -----------   -----------   ----------

LONG TERM DEBT                        8
  Capitalized lease obligations                          -0-           -0-       45,498
                                                 -----------   -----------   ----------

        Total long term debt                             -0-           -0-       45,498
                                                 -----------   -----------  -----------

ESTIMATED RECLAMATION COSTS           2                  -0-           -0-    2,740,290
                                                 -----------   -----------  -----------
COMMITMENTS AND CONTINGENCIES         1,8

REDEEMABLE PREFERRED STOCK            7

AMERICAN NUCLEAR CORPORATION
- ----------------------------
BALANCE SHEETS DECEMBER 31, 1995 (Unaudited), 1994, (Unaudited), and 1993
- ------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
                                        December 31,     December 31,    December 31,
                                        1995             1994            1993
                                NOTES   (Unaudited)      (Unaudited)
                                -----   -----------      -----------     -----------
STOCKHOLDERS' EQUITY:           4,7

  Common stock (7,696,739
    shares standing)                         314,080         314,080         314,080
  Additional paid-in capital              13,304,849      13,304,849      13,304,849
  Retained earnings
    (accumulated deficit)                (12,938,450)    (13,324,545)     (8,333,519)
  Less cost of common stock
    held in treasury                        (629,126)       (629,126)       (629,126)
                                        ------------     -----------     -----------
Stockholders' equity (deficit)                51,353        (334,762)      4,656,284
                                        ------------     -----------     -----------

TOTAL                                   $    218,564     $    71,962     $ 9,844,809
                                        ============     ===========     ===========

See Independent Auditors' Reports and notes to financial statements.

AMERICAN NUCLEAR CORPORATION
- ----------------------------
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT) FOR THE YEARS
ENDED DECEMBER 31, 1995 (UNAUDITED), 1994 (UNAUDITED), and 1993
- ----------------------------------------------------------------------------------
                                          Year          Year            Year
                                          Ended         Ended           Ended
                                          December      December        December
                                          31, 1995      31, 1994        31, 1993
                                NOTES   (Unaudited)     (Unaudited)
                                -----   -----------     -----------     -----------
REVENUE FROM DISCONTINUED
OPERATIONS:

  Byproduct material
   disposal                     5       $        -0-    $        -0-    $   322,624
                                        ------------    ------------    -----------
Total revenues from
  discontinued operations                        -0-             -0-        322,624
                                        ------------    ------------    -----------
DISCONTINUED EXPENSES:
General and adminis-
  trative                                     67,786         208,701        517,391

Byproduct material
  disposal                      5                                            29,224

Commercial byproduct
  facility                      5                                           236,866

Reclamation                     6            182,180         668,146

Impairments and
  Abandonments                  1                          4,200,000      3,543,826
                                        ------------    ------------    -----------

Total discontinued
  operating expenses                         249,966       5,076,847      4,327,307
OTHER INCOME (EXPENSE):
  Reclamation Reimbursement     6            229,707
  -DOE Interest income          2              4,374         178,833        117,158
  Gain (loss) on sale of
  investments and other                       10,000          32,628
 Interest expense               4                           (125,660)      (186,021)
 Other Income                                392,000
                                        ------------    ------------    -----------
NET INCOME (LOSS)                            386,115      (4,991,046)    (4,073,546)

RETAINED EARNINGS
 (Accumulated Deficit):
 Beginning of
  period                                 (13,324,565)     (8,333,519)    (4,259,973)
                                        ------------    ------------    -----------
End of period                           $(12,938,450)   $(13,324,565)   $(8,333,519)
                                        ============    ============    ===========

                                                      (Continued on following page)







NET LOSS BEFORE
 DISCONTINUED
 OPERATION
 PER SHARE                              $      -0-      $      -0-      $       -0-

DISCONTINUED
  OPERATION PER
  SHARE                                 $     0.05      $    (0.65)     $     (0.53)
                                        ----------      ----------      -----------

NET INCOME (LOSS) PER
  COMMON SHARE:                         $     0.05      $    (0.65)     $     (0.53)
                                        ==========      ==========      ===========

WEIGHTED-AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                   1        7,696,739       7,696,739        7,696,622
                                        ==========      ==========      ===========

See Independent Auditors' Reports and notes to financial statements.

                                                           PAGE 29

AMERICAN NUCLEAR CORPORATION
- ---------------------------
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1995 (UNAUDITED),
1994 (UNAUDITED), AND 1993
- ----------------------------------------------------------------------------------------
                                          Year            Year            Year
                                          Ended           Ended           Ended
                                          December        December        December
                                          31, 1995        31, 1994        31, 1993
                                          (Unaudited)     (Unaudited)
                                          -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $   386,115     $(4,991,046)    $(4,073,546)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Mining property impairment                                4,200,000       3,000,000
  Abandonment of mining property                                              543,826
  Abandonment of commercial
   byproduct project                                                          236,866
  Depreciation and amortization                                 6,544          19,371
  Reclamation Expense                                         473,000
  Decrease (increase) in Assets:
  Reclamation deposit                        (113,232)      3,011,871
  Reclamation deposit income
   receivable                                                   3,392            (560)
  Plant and Equipment (Net)                                    85,176
  Other assets                                (45,517)         20,560         (45,001)
  Increase (decrease) in Liabilities:
  Accrued interest payable                                   (142,929)         49,063
  Trade accounts payable                       39,255           6,918         (11,426)
  Deferred revenue                           (219,000)         16,500         186,000
  Other liabilities                           (59,768)                         (2,050)
  Estimated reclamation costs                             ( 3,213,290)       (109,386)
                                           ----------     -----------     -----------
  Net cash from operating
   activities                                 (12,147)       (523,304)       (206,843)
                                          -----------     -----------     -----------


                                                                               (Continued)
























CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities                          (2,772,000)     (2,483,200)
Proceeds from sale or maturity of
  investment securities                                     2,772,000       2,483,200
Additions to mining properties,
  plant and equipment                                            (688)       (139,512)
Capitalized disposal costs                                                     (1,548)
                                                          -----------     -----------
Net cash flows from investing
  activities                                                     (688)       (141,060)
                                                          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds recorded from pending
  foreclosure on mineral properties                         2,297,811
Borrowing (payments to/from) stockholder                   (2,031,200)        411,694
Borrowings from others                                        173,000
Borrowing (payments on long-term debt)                        (63,800)        (18,303)
                                                          -----------     -----------
Net cash flows from financing
  activities                                                  375,811         393,391
                                                          -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            (12,147)       (148,181)         45,488
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                          16,121         164,302         118,814
                                          -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                  $     3,974     $    16,121     $   164,302
                                          ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Interest paid                             $       -0-     $       -0-     $   129,908
                                          ===========     ===========     ===========
Issuance of stock for ESOP
  contribution                            $       -0-     $       -0-     $       -0-
                                          ===========     ===========     ===========
Issuance of stock for stock bonus         $       -0-     $       -0-     $       -0-
                                          ===========     ===========     ===========

See Independent Auditors' Reports notes to financial statements.

AMERICAN NUCLEAR CORPORATION
- ----------------------------

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1995 (UNAUDITED), 1994 (UNAUDITED), AND 1993
- --------------------------------------------------------------------
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Liquidation Basis of Presentation
     ---------------------------------

     The accompanying unaudited 1995 and 1994 financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities during 1995 and 1994. Also included are the financial statements of the Company for year ended December 31, 1993. The statements of operations and retained earnings and cash flows for the years ended December 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     As of December 31, 1995 the Company's current liabilities exceed current assets by approximately $163,000, and the Company has incurred significant operating losses during recent years. The Company's current liabilities are primarily obligations towards site reclamation ($113,232) and monitoring ($53,979).

     For financial reporting purposes the Company has offset its $219,000 contractual obligations towards uncompleted byproduct disposal contracts and $173,000 obligation to third parties for payments they made to the Wyoming DEQ upon the reclamation bond forfeiture. These liabilities totaling $392,000 were recognized as income because the company has no way of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance with the NRC license requirements as long as possible.

     Mining Properties
     -----------------

     Mining properties consist of unrecovered acquisition, exploration and development costs maintained on a property-by-property basis. Mining properties are depleted by the units-of-production method based on estimated economic reserves. All acquisition, exploration and development costs incurred in connection with the various uranium properties are capitalized. Gains or losses are recognized upon the sale of individual property interests. All costs incurred in connection with unsuccessful exploration and abandoned interests are charged to expense when known, and all of the properties are evaluated at least annually on a property-by-property basis. Mining properties in total are assessed annually for purposes of impairment, considering, among other factors, production economics and estimated in-ground market values. Any mineral property impairments are charged to operations.

     In December 1993, the Company determined that its decision to sell its primary uranium properties rather than hold the properties for future potential development required greater consideration be given to in-ground market values and the Company's present financial position. The Company determined its range of potential loss for the uranium properties to be from approximately $3 million to approximately $7 million. Because of the

Company's continuing process to solicit bids for its uranium properties, the lack of an active market for in-ground uranium reserves, and uncertainties as to the ultimate intent of the major shareholder, management was unable to determine at that time whether any amount in that range provided a better estimate than any other amount. Therefore, in accordance with the requirements of Statement of Financial Accounting Standards No. (Statement) 5, Accounting for Contingencies, a $3 million property impairment was recognized during 1993 which represented a 31% reduction in the property valuation at December 31, 1993. In March, 1994, after the Company's efforts to sell the uranium properties failed, the uranium properties were written down to the amount of the CRIC notes, for which the uranium properties were collateral. Management determined that a $4,200,000 write-down in the carrying value of the Company's uranium properties was warranted. The uranium properties were foreclosed upon the total debt obligations to CRIC.

     Uranium property abandonments of $543,826 occurred during 1993, and zero during 1995 and 1994.


     Depreciation
     ------------

     The Company provided for depreciation of plant and equipment on a straight-line basis over the estimated useful lives of the assets, which vary from 2 to 20 years. During 1994 the Company liquidated all of its plant and equipment assets.


     Per Share Amounts
     -----------------

     Per share amounts are computed on the weighted-average number of shares outstanding during the respective periods. Shares under option and warrants have been disregarded because their effect is anti-dilutive (See Note 7).


     Major Customer
     ----------------

     The Company had one unaffiliated customer which accounted for 87% of its byproduct material disposal revenue during 1993. The Company had no customers in 1995 and 1994.


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

     Based upon the Company's determination that use in the future of its uranium processing mill would not comply with the revised licensing requirements of the Nuclear Regulatory Commission (NRC), the Company began demolition of the mill in 1988 and completed that work in 1989. Since then the Company has undertaken substantial reclamation work on the mill site as required by the NRC and the Wyoming Department of Environmental Quality
(DEQ). The mill and associated buildings have been dismantled and the building materials buried in one of the two adjacent tailings ponds where the processed ores produced by the mill (mill tailings) were impounded after milling. The mill tailings in the two impoundments have been graded by earth moving equipment into mounds covering approximately 40 and 80 acres respectively. A cover of native earth has been placed over the mounds of mill tailings, and the tailings piles are being allowed to settle and compact naturally. The remaining reclamation work consists of filling and shaping the side slopes of the tailings piles to such a grade as to preclude soil erosion and exposure of the tailings, placing a final cover of earth over the tailings to limit emission of radon gas into the atmosphere to meet Environmental Protection Agency (EPA) standards, applying erosion protection in the associated drainages, and revegetating and fencing the site.


     When the Company discontinued business operations, the DEQ began reclamation bond forfeiture proceedings against the Company. These proceedings resulted in bond forfeiture in October 1994. The Company expects that reclamation of the mill site will now be performed by the DEQ but it has not agreed to accept that responsibility. The Company continues to be responsible for all NRC license requirements until such time as the license is terminated or transferred to another responsible entity by the NRC. The state of Wyoming has indicated that it would assume the NRC license under certain conditions. There are no assurances the state will take the NRC license. By statute the DEQ may recover reclamation costs in excess of the bonded amount. The total reclamation cost will not be known for several years.


2.   CONTRACTS

     The Company had contracts covering the acquisition of mineral properties with Tennessee Valley Authority (TVA) through November 28, 1984, at which time the Company and TVA entered into an agreement whereby all prior contractual arrangements between the Company and TVA were terminated.

     The Company assumed the responsibilities TVA had (and released TVA of any obligation with respect to same) relating to the reclamation of existing tailings at the Company's uranium processing mill located in the Gas Hills Area of Wyoming, and for the future decommissioning of the mill. In exchange for the Company's agreement to do so, TVA deposited into an escrow account (original escrow) $3,777,000, the principal of which is to be used only for reclamation of such tailings and for decommissioning of the mill. The
Company deposited $304,396 into the original escrow and furnished the DEQ with its bond in the amount of $4,081,396 to cover the estimated costs of reclamation and mill decommissioning. Certain shareholders of the Company had provided letters of credit to the DEQ as support of the bond receiving in exchange warrants to purchase common stock. One letter of credit for $25,000 remained outstanding as of the Wyoming DEQ's bond forfeiture. Each year the Company submits a plan of reclamation and long term monitoring to the NRC and the DEQ who reviews and approves the plan and the estimated costs.

     In August of 1990, the Company entered into an agreement with an insurance company to obtain a reclamation performance bond to replace a portion of the funds in the original escrow. As a result, the Company received $1,030,221 from the original escrow and deposited $850,000 (which was subsequently reduced by the insurance company to $721,000) in a second escrow account to serve as collateral on a reclamation performance bond. The reclamation performance bond of $1,030,221 was subsequently reduced to $864,770 due to the Company's completion of certain phases of the reclamation plan. When the Wyoming DEQ forfeited the reclamation performance bond, the insurance company incurred a loss of $148,000.

     The state of Wyoming declared the Company in default of its reclamation obligations when the Company terminated its business operations in May 1994. Subsequently the reclamation bond fund of approximately $3,213,255 was acquired by the DEQ through forfeiture proceedings. The bond fund had been funded in the full amount fixed by the NRC and the DEQ, as the entire cost of completing the required reclamation work and performing under the Company's license. There is some risk that the reclamation requirements may be changed and that the amount required to perform the reclamation under such new requirements may increase. By state of Wyoming statute, the Company would be liable for any cost overruns, none of which exist at this time. The Company expects to be able to continue in compliance with the licensing requirements through 1996 if its is allocated a portion of the DOE reclamation reimbursements. After that time the Company expects that the state of Wyoming will accept responsibility, but there are no assurances that it will do so.

3.  PLANT AND EQUIPMENT

     Plant and equipment is stated at cost and consisted of the following at these specific dates:

                                  December 31,   December 31,   December 31,
                                     1995           1994           1993
                                  (Unaudited)    (Unaudited)
                                  -----------    -----------    -----------
     Buildings and equipment      $       -0-    $       -0-    $   152,403
     Furniture and fixtures               -0-            -0-         63,168
     Vehicles                             -0-            -0-         38,032
                                  -----------    -----------    -----------
     Total Plant & Equipment      $       -0-            -0-    $   253,603
     Accumulated depreciation
      and amortization                    -0-            -0-        161,883
                                  -----------    -----------    -----------
     Net Plant & Equipment        $       -0-            -0-    $    91,720
                                  ===========    ===========    ===========

                                                           PAGE 35
4.   NOTES PAYABLE TO STOCKHOLDER

     The Company had notes payable with Cycle Resource Investment Corporation
(CRIC), a major shareholder of the Company. The notes payable are collateralized by a security interest in substantially all of the Company's assets. The notes bear interest at 3% over prime of a New York bank (9.5% from December 31, 1993 through August 1994 when the Company stopped accruing interest). Balances are as follows:

                                                    December 31
                                       -------------------------------------
                                          1995          1994         1993
                                       (Unaudited)    (Unaudited)
                                       -----------    ----------   ----------
Principal Outstanding:
  Credit Line: Fully utilized as of
  December 31, 1995, 1994 and 1993;
  interest and principal
  due June 30, 1994                    $       -0-    $     -0-    $1,383,200

Additional Credit Line:
  Fully utilized as of December 31,
  1995, 1994 and 1993; interest and
  principal due June 30, 1994                  -0-          -0-       648,000
                                       -----------    ---------    ----------
  Total                                $       -0-    $     -0-    $2,031,200
                                       ===========    =========    ==========
Accrued Interest Outstanding:
  Credit Line                          $       -0-    $     -0-    $   93,456
  Additional Credit Line                       -0-          -0-        49,473
                                       -----------    ---------    ----------
Total                                  $       -0-    $     -0-    $  142,929
                                       ===========    =========    ==========

      In 1995 Cycle Resource Investment Corporation (CRIC) foreclosed its mortgage upon the Peach Properties which was then in the approximate amount of $2,750,000, including principal, interest and costs. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with the NRC license requirements.

Also see Note 1.

     The principal amount of average short-term borrowings were $2,031,200, $2,031,200, $1,871,875, and $1,227,897 with weighted-average interest rates of 9.50% for the years ended December 31, 1995, 1994 and 1993. The maximum principal amount borrowed during each period was $2,031,200 for the years ended December 31, 1995, 1994 and 1993.


5.   BYPRODUCT MATERIAL DISPOSAL CONTRACTS

     The Company abandoned its efforts to develop a long-term commercial disposal business and charged the associated costs of $236,866 to expense during 1993. The Company attempted to continue its short term disposal operations and entered into certain byproduct material disposal contracts and received advance payments related to the future performance of these services. The advance payments are recorded as a liability, deferred revenue. The Company is unable to perform under the conditions of the agreements by which the advance payments were received. See Item 1, Business, Marketing of Disposal Contracts, for further detail.


6.   INCOME TAXES.

     The Company adopted Statement 109, Accounting for Income Taxes, as of January 1, 1993. There was no cumulative effect of this change in accounting for income taxes. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

     At December 31, 1995 the Company had approximately $20.0 million of net operating loss carryovers which expire during 1997 through 2009. The Company also has investment tax and new jobs credit carryovers of approximately $40,000 and $200,000, respectively, which are available to be offset against future income taxes through 1999. The future utilization of both net operating loss and credit carry-overs are subject to rules and regulations of the internal revenue service that could be significant.


7.   STOCKHOLDERS' EQUITY

     The Company has authorized 25,000,000 shares of $.04 par value common stock. Changes in common stock issued and outstanding during the years ended December 31, 1993, 1994 and 1995 were as follows:


                                    Common Stock
                   -----------------------------------------
                                               Held in
                          Issued          Treasury (at cost)   Additional
                   --------------------  -------------------     Paid-in
                     Shares     Amount     Shares     Amount      Capital
                   ---------  --------   -------   ---------   -----------
Balance,
  December 31,
  1992             7,851,983  $314,080   155,444   $(629,126)  $13,304,849
                   ---------  --------   -------   ---------   -----------
Stock Issuances          200       -0-
                   ---------  --------   -------   ---------   -----------
Balance,
  December 31,
  1993             7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                   ---------  --------   -------   ---------   -----------
Balance,
  December 31,
  1994             7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                   ---------  --------   -------   ---------   -----------

Balance,
  December 31,
  1995             7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                   =========  ========   =======   =========   ===========








     Redeemable Preferred Stock
     --------------------------

     The Company has authorized 15,000,000 shares of $1 par value Series A preferred stock with a liquidation value of $10.00 per share. There were no outstanding preferred shares during the periods ended December 31, 1995, 1994 and 1993.


     Stock Warrants
     -------------

     The Company had warrants outstanding for the purchase of 49,020 shares of common stock, exercisable at $0.875 per share, which expired on August 26, 1995.


     Employee Stock Ownership Plan
     ------------------------------

     The Company had an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. Contributions to the Plan were made at the Company's discretion. On March 6, 1992 the Board of Directors resolved to terminate the ESOP and replace it with a money purchase plan. The money purchase plan received approval by a vote of the shareholders on June 17, 1992. During the year ended December 31, 1992, the Company made contributions to the Plan of 5,272 shares of the Company's common stock. At December 31, 1994 the Plan held 4,235 shares of the Company's common stock for the account of prior participating employees that cannot be located. On December 31, 1995 and 1994 the common stock had relatively no market value.

     Non-qualified Stock Options
     ---------------------------

     At December 31, 1994, an option for 257,750 shares of common stock is held by the Company's former president. This option is exercisable in whole or in part at $1.5761 a share and expires on September 9, 1996.


     At December 31, 1994, options covering 15,928 shares of common stock are held by the current secretary, treasurer and director. An additional 258,148 options are held by former directors and officers. These 274,076 shares are exercisable in whole or in part at varying prices from $0.5886 to $1.8834 per share with expiration dates ranging through 1996.

     There were no options exercised during the three years ended December 31, 1995.

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

     During December 1993 options for 120,000 shares that were granted during June 1992 were voluntarily forfeited by the employees. As of December 31, 1994 there were no stock options outstanding under the 1992 Incentive Stock
Option Plan.


     1992 Stock Option Plan In Lieu of Directors Fees
     ------------------------------------------------

     The 1992 Stock Option Plan In Lieu of Directors Fees was approved by the shareholders in June 1992 and authorized each non-employee director to elect to receive stock options for service during the previous year rather than to receive cash compensation. The plan provided each director an option to buy a number of shares of the Company's stock, at a discount of 37% of the fair market price on the date of grant. The plan was administered by the compensation committee of the Board of Directors. Directors were entitled to such options only after having served for a full year as a director, and only if they are not regular, full-time employees of the Company.

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


     Money Purchase Pension Plan
     ---------------------------

     During 1992 the Company adopted a Money Purchase Pension Plan (herein
"Plan"), with a plan year ending each December 31, whereby the Company contributed to all participants. Generally, participants were all full-time
Company employees at least 21 years of age with one year of service.  The
Plan was integrated with the Company's contributions under the Federal Social
Security Act (social security taxes). As a result, annual required Plan contributions are between 9.5% and 15% of participants' compensation.
Employer contributions vest at the rate of 20% per year beginning at the end of the first year of service. The Company accrued contributions of $-0-, $11,705, and $26,572 for 1995, 1994 and 1993, respectively. The Money
Purchase Pension Plan was terminated in 1994 upon termination of all of the Company's employees.
















     Confidential Private Placement Memorandum
     -----------------------------------------

     The Company offered, by a private placement, on a best efforts basis
4,761,905 shares ($5,000,000) minimum, 7,619,048 shares ($8,000,000) maximum, of its restricted $0.04 par value common stock at a price of $1.05 per share.

     The offering began on January 25, 1993 and continued through June 25, 1993. This confidential private placement memorandum was unsuccessful and was withdrawn on June 25, 1993. Because of this failure to raise additional capital, the Company was forced to abandon its efforts towards obtaining a commercial byproduct disposal license. The employment contract between the Company and its then President, Stephen A. Carpenter, was terminated on August 1, 1993.


8.   COMMITMENTS

     Operating Leases
     ----------------

     The Company leased its office space on a month to month basis under an operating lease which expired in November of 1993. The Company discontinued leasing office space during May 1994 and has no annual lease commitments.

     Rent expense, included in general and administrative expenses, was $-0-, $8,905, and $20,481 for the years ended December 31, 1995, 1994, and 1993.

     Capitalized Lease Obligations
     -----------------------------

     The Company leased one piece of earth moving equipment and one vehicle under noncancellable capitalized lease obligations which expire in June 1997 and June 1994, respectively. During 1994 the one piece of earth moving equipment was returned by the Company to the lessor, and the vehicle lease expired. The Company remains liable for the unpaid lease payments on the earth moving equipment. The equipment lessor intends to sell the equipment and apply the proceeds of the sale to the remaining lease obligation. Any remaining deficiency will be an obligation of the Company. At December 31, 1995 and 1994 the Company has no capitalized costs and no future minimum lease payments.

     Employment Agreements
     ---------------------

     The Company had no employment contracts with any of its employees at December 31, 1995.




















SCHEDULE V
- ----------
AMERICAN NUCLEAR CORPORATION
- ----------------------------
ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
OF PROPERTY, PLANT, AND EQUIPMENT
- ----------------------------------------------------
                       Balance At                                Balance
                        Beginning    Additions   Retirements     at  End
Classification           of Year      At Cost      /Other       of Year
- --------------         -----------   ---------   -----------   -----------

FOR THE YEAR ENDED
  DECEMBER 31, 1993:
Mining properties      $ 9,901,437   $ 139,512   $(3,543,826)  $ 6,497,123
Plant and Equipment        253,603                                 253,603
                       -----------   ---------   -----------   -----------
TOTAL                  $10,155,040   $ 139,512   $(3,543,826)  $ 6,750,726
                       ===========   =========   ===========   ===========
FOR THE YEAR ENDED
  DECEMBER 31, 1994:
Mining properties      $ 6,497,123   $           $ 6,497,123   $
Plant and Equipment        253,603                   253,603
                       -----------   ---------   -----------   -----------
TOTAL                  $ 6,750,726   $     -0-   $ 6,750,726   $       -0-
                       ===========   =========   ===========   ===========

FOR THE YEAR ENDED
  DECEMBER 31, 1995:
Mining properties      $       -0-                             $       -0-
Plant and Equipment    $       -0-                             $       -0-
                       -----------   ---------   -----------   -----------
TOTAL                  $       -0-   $     -0-   $       -0-   $       -0-
                       ===========   =========   ===========   ===========
































SCHEDULE VI
- -----------
AMERICAN NUCLEAR CORPORATION
- ----------------------------
ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
OF PROPERTY, PLANT, AND EQUIPMENT
- ----------------------------------------------------
                                      Additions
                        Balance At   Capitalized                Balance
                        Beginning        or       Retirements   at  End
Classification           of Year      Expensed      /Other      of Year
- --------------         -----------   -----------  -----------   ---------

FOR THE YEAR ENDED
  DECEMBER 31, 1993:
Depletion and amor-
 tization - Mining
 properties            $       -0-                              $     -0-
Depreciation - Plant
 and Equipment             142,512   $   19,371                   161,883
                       -----------   ----------   ----------    ---------
TOTAL                  $   142,512   $   19,371   $      -0-    $ 161,883
                       ===========   ==========   ==========    =========

FOR THE YEAR ENDED
  DECEMBER 31, 1994:
Depletion and amor-
 tization - Mining
 properties            $       -0-                              $     -0-
Depreciation - Plant
 and Equipment             161,883   $      -0-   $ (161,883)         -0-
                       -----------   ----------   ----------    ---------
TOTAL                  $   161,883   $      -0-   $ (161,883)   $     -0-
                       ===========   ==========   ==========    =========

FOR THE YEAR ENDED
  DECEMBER 31, 1995:
Depletion and amor-
 tization - Mining
 properties            $       -0-                              $     -0-
Depreciation - Plant
 and Equipment         $       -0-                $      -0-
                       -----------   ----------   ----------    ---------
TOTAL                  $       -0-   $      -0-   $      -0-    $     -0-
                       ===========   ==========   ==========    =========
