Form 10-Q/A
period 1995-09-30
AMERICAN NUCLEAR CORP
filed 1996-04-09
CIK 5550

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 1995 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------------ to ------------------

Commission File Number 0-1764

                   AMERICAN NUCLEAR CORPORATION
      (Exact Name of Registrant as Specified In Its Charter)

        Colorado                                          83-0178457
- ------------------------------                       --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

                      P. O. Box 2713
                      Casper, Wyoming                       82602
          (Address of principal executive offices)       (Zip code)

Registrant's telephone number, including area code:  (307) 265-7912

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

This report consists of three pages including one page constituting the cover page.

                               PART IV
                               -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.
- --------  -------------------------------------------------------

(a)       The following documents are filed as a part of this report:

27        Financial Data Schedule.




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.

                                  AMERICAN NUCLEAR CORPORATION
                                  Registrant



March 29, 1996                    ------------------------------------
                                  Dennis A. Eckerdt
                                  President and Chief Financial Officer
                                  (Signature)


March 29, 1996                    -------------------------------------
                                  William C. Salisbury
                                  Secretary and Treasurer
                                  (Signature)