Form 10-Q
period 1996-03-31
AMERICAN NUCLEAR CORP
filed 1996-05-13
CIK 5550

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

 FOR THE QUARTERLY PERIOD ENDED March 31, 1996

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from                      to
                                --------------------    --------------------

 Commission File Number 0-1764

                          AMERICAN NUCLEAR CORPORATION
             (Exact Name of Registrant as Specified In Its Charter)

         Colorado                                          83-0178457
 ------------------------------                       -------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                       P. O. Box 2713
                       Casper, Wyoming                       82602
           (Address of principal executive offices)       (Zip code)

 Registrant's telephone number, including area code:  (307) 265-7912

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X.  No  .

      Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       4 cents par value common stock:  7,696,739 shares

 This report consists of nine pages including one page constituting the cover page.

                  AMERICAN NUCLEAR CORPORATION
                    STATEMENTS OF OPERATION
                   FOR THE THREE MONTHS ENDED
               MARCH 31, 1996 AND MARCH 31, 1995
                          (UNAUDITED)

                                             Three Months Ended
                                                   March 31
                                        --------------------------
                                              1996          1995
                                        -----------    -----------
 NET LOSS BEFORE DISCONTINUED
   OPERATIONS                           $       -0-    $       -0-

 REVENUE FROM DISCONTINUED
   OPERATIONS
   Sale of Assets                               -0-         10,000
                                        -----------    -----------
   Total revenue from
     discontinued operations                    -0-         10,000

 EXPENSES OF DISCONTINUED OPERATIONS
   General and administrative                 7,249          8,995
   Reclamation expense                       18,119          7,950
   Interest income                             <779>        <1,955>
                                        -----------    -----------
   Total discontinued expenses               24,589         14,990

 NET INCOME (LOSS)                      $   <24,589>   $    <4,990>



 PER SHARE:

 NET PROFIT (LOSS) BEFORE
   DISCONTINUED OPERATIONS PER
   SHARE                                $      0.00    $      0.00

 DISCONTINUED OPERATIONS PER
   SHARE NET PROFIT (LOSS)              $     <0.00>   $     <0.00>

 WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                     7,696,739      7,696,739

 DIVIDENDS PER SHARE                    $      0.00    $      0.00


                                                            PAGE 3
                  AMERICAN NUCLEAR CORPORATION
                         BALANCE SHEETS
              March 31, 1996 and December 31, 1995

                                              March 31,        Dec. 31,
                                               1996              1995
                                            (Unaudited)       (Unaudited)
                                            ------------       ------------
 ASSETS
 Current assets:
   Cash                                     $      5,589       $      3,974
                                            ------------       ------------
     Total current assets                          5,589              3,974

 Other assets:
   Other                                         188,387            214,590
                                            ------------       ------------
     Total other assets                          188,387            214,590

 Total assets                               $    193,976       $    218,564
                                            ============       ============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Trade accounts payable                         53,980             53,980
   Other current liabilities                     113,232            113,232
                                            ------------       ------------
     Total current liabilities                   167,212            167,212

 Common Stockholders' equity:
   Common stock                                  314,080            314,080
   Additional paid-in capital                 13,304,849         13,304,849
   Retained earnings                         <12,963,039>       <12,938,451>
   Less cost of treasury stock                  <629,126>          <629,126>
                                            ------------       ------------
     Common stockholders' equity                  26,764             51,352

 Total liabilities and stockholders'
   equity...............................    $    193,976       $    218,564
                                            ============       ============
  /TABLE

                                                            PAGE 4
                  AMERICAN NUCLEAR CORPORATION
                    STATEMENTS OF CASH FLOW
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                          (UNAUDITED)

                                                  Three Months Ended
                                                       March 31
                                                 1996             1995
                                              ------------     ------------
 Cash flows from discontinued operations:
   Net loss                                   $  <24,589>       $    <4,990>

 Adjustments to reconcile net loss to net
   cash used by operating activities:
   (Increase) Decrease in other assets            26,204                 80
                                            ------------       ------------

   Total adjustments                              26,204                 80
                                            ------------       ------------

   Net cash used in operating activities           1,615             <4,910>

 Net increase (decrease) in cash during the
   period                                          1,615             <4,910>

 Cash at the beginning of the period               3,974             16,121

 Cash at the end of the period              $      5,589       $     11,211
                                            ============      =============

                      AMERICAN NUCLEAR CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS ENDED
                         MARCH 31, 1996 AND 1995
                        (UNAUDITED)

               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

      Liquidation Basis

      The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current liabilities exceeded its current assets by $172,801 and $163,238 at March 31, 1996 and December 31, 1995 respectively. Due to continued unfavorable uranium market conditions, and despite extensive marketing efforts that continued through May 1994, the Company did not receive purchase offers for its mineral properties that exceeded the mortgage against the properties. Therefore, these financial statements show the mineral properties being lost through foreclosure at June 30, 1994 to Cycle Resource Investment Corporation (CRIC) to satisfy CRIC's mortgage against the properties in the approximate balance of $2.8 million.

      Inability to sell the mineral properties after exhausting efforts to market them meant that the Company was not able to produce the capital necessary to fund future operations. The Company was not able to obtain additional waste disposal revenues or waste disposal contracts. Because of its inability to generate sufficient cash to continue operations, the Company announced on May 9, 1994 that it was discontinuing operations immediately due to lack of funds. The Company's reclamation bond fund in the approximate amount of $3.2 million was declared forfeited by the Wyoming Department of Environmental Quality (DEQ). While the DEQ has not yet agreed to do so, the Company expects that the DEQ will complete reclamation of the Company's Gas Hills mill site, using the forfeited bond fund.

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

                                                            PAGE 6
      Interim Financial Statements

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the unaudited financial statements included in the Company's Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

 Per Share Amounts

      Earnings per share calculations are computed on the weighted average number of common shares outstanding during the respective periods. Shares under option and warrants have been disregarded because their effect is anti-dilutive.

 Discontinuance of Operations

      Management began seeking a purchaser for its mining properties in the third quarter of 1993. While potential purchasers continued to express interest, the Company did not receive any offer greater than the amount of the debt due to CRIC that was secured by the mortgage against the properties. Inability to sell the mining properties and lack of capital or revenues deprived the Company of operating capital. The Company determined to discontinue operations during May 1994 and to liquidate its miscellaneous property and to pay a portion of its current liabilities and other expenses associated with an orderly closing of business operations. These financial statements were prepared on the basis that the mineral properties were foreclosed upon as of June 30, 1994, when the debt was due, because the Company was unable to pay the mortgage. CRIC has foreclosed upon the mineral properties.

 Note Payable to Stockholder

      The Company has two separate loans from Cycle Resource Investment Corporation (CRIC), a stockholder, evidenced by promissory notes. The two notes total $2,031,200 plus interest and were due on June 30, 1994. The notes are collateralized by a mortgage against the Peach uranium properties plus revenues from certain contracts for byproduct disposal, which contracts are no longer in effect. These financial statements are prepared on the basis that the Company has lost its most valuable assets, the "Peach" mineral properties, through foreclosure by CRIC. See the "Discontinuance of Operations" and "Liquidity and Capital Resources" sections of this report for further details about these circumstances and the Company's financial condition.

 Marketability of Common Stock on NASDAQ Small Cap Market

      Effective May 9, 1994 the Company's common stock was removed from listing on the NASDAQ Small Cap Market. There are no trading markets for the Company's common stock. Isolated trades may occur on NASD's electronic bulletin board.

                                                           PAGE 7
                 MANAGEMENTS DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

      The Company discontinued operations during May 1994. There were no operating revenues or operating losses reported during the first quarters of 1996 or 1995. See the "Discontinuance of Operations" and the "Liquidation and Capital Resources" sections regarding additional information about the Company's discontinuance of operations.

      General and administrative expenses were $7,249 or 19% less for the current quarter ended March 31, 1996 compared to the comparable quarter ended March 31, 1995. The reductions are due to the discontinuance of operations.

      Reclamation expenses of $18,119 and $7,950 for the three months ended March 31, 1996 and 1995 were recognized because of the continuing reclamation obligations of the company. These costs represent the ongoing costs of monitoring the mill site.

      Interest income for the first quarter of 1996 declined by 60% from the comparable period of 1995. This decrease is due to the forfeiture of the certificates of deposit in the Company's reclamation deposit held by the Wyoming Department of Environmental Quality.

      A net loss of $24,589 was recognized during the first quarter of 1996 compared to a $4,990 loss for the same period in 1995.


 Liquidity and Capital Resources

      The Company's working capital deficit at March 31, 1996 was $172,801, while at December 31, 1995 it was $163,238. The increased working capital deficit at March 31, 1996 was due to limited ongoing activities for an orderly dissolution of the company.

      During May 1994, the Company discontinued its operations because of the lack of funds. Before that decision was made, the Company used its best efforts to obtain additional loans, raise equity funds through a proposed private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties.
 Liabilities exceed assets, therefore, there will be no shareholder distributions. These financial statements are prepared on the basis that CRIC foreclosed upon the mineral properties when the Company did not pay the mortgage due June 30, 1994. In addition, the Wyoming Department of Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ in order for the DEQ to complete reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ may not cover all the expenses. The Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the federal program administered by the U.S. Department of Energy

 (DOE), for reimbursement of some of the reclamation work it has previously performed to clean up its mining and milling site. The DOE program has been funded by Congress and money has been allocated for the reimbursements. The Company received approximately $229,000 from this program during the last quarter of 1995. If Congress continues funding this Title 10 program, of which there is no assurance, the Company may receive approximately $450,000 over the next two years. Under the prevailing law, as understood by the Company, and under the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds, and any future funds that could be received under this program, will be applied to ongoing monitoring and maintenance obligations over the next several years, including payments to the Company's independent contractors to perform such services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed any of those funds that become available. The Tennessee Valley Authority has asserted a right to the funds based on its 1984 contract with the Company and might sue the Company in an attempt to enforce its claim or attach the funds. Such a claim by TVA or other unsecured general creditors would be contrary to the NRC order to the Company that controls use of its funds and, the Company expects to resist such claims. If litigation does occur, the Company might file for dissolution under bankruptcy law, after which the bankruptcy court would control use and distribution of any reclamation funds that might have been received. Upon bankruptcy or any other dissolution, the Company would cease to be able to hold the NRC license and would thereupon become ineligible to obtain any additional reimbursements of Title 10 reclamation funds under the DOE program.

                         SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.


                               AMERICAN NUCLEAR CORPORATION
                               Registrant



 May 13, 1996                     (Signature)
                                -------------------------------
                                William C. Salisbury
                                President



 May 13, 1996                     (Signature)
                                -------------------------------
                                Dennis A. Eckerdt
                                Secretary and Treasurer