Form 10-Q
period 1996-06-30
AMERICAN NUCLEAR CORP
filed 1996-08-06
CIK 5550

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

FOR THE QUARTERLY PERIOD ENDED June 30, 1996

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

                                                            PAGE 2

                         AMERICAN NUCLEAR CORPORATION
                            STATEMENTS OF OPERATION
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                        JUNE 30, 1996 AND JUNE 30, 1995
                                 (UNAUDITED)

                                  Three Months Ended     Six Months Ended
                                       June 30               June 30
                                    1996       1995       1996       1995
                                  ------     ------     ------     ------
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                     $   -0-    $   -0-   $    -0-  $     -0-

REVENUE FROM DISCONTINUED
  OPERATIONS
  Sale of Assets                     -0-        -0-        -0-     10,000

                                  ------     ------     ------     ------
Total revenue from
  discontinued operations            -0-        -0-        -0-     10,000


DISCONTINUED EXPENSES
  General and administrative      12,249     24,078     19,498     33,073
  Reclamation expense             18,621     38,540     36,740     46,490
  Interest income                   <779>      <594>    <1,558>    <2,549>
                                --------     ------    -------     ------
  Total discontinued expenses     30,091     62,024     54,680     77,014

NET INCOME (LOSS)               $<30,091>   <62,024>   <54,680>   <67,014>


PER SHARE:

NET PROFIT (LOSS) BEFORE
  DISCONTINUED OPERATIONS
  PER SHARE                       $<0.00>  $  <0.00> $   <0.00>    $<0.00>

DISCONTINUED OPERATIONS PER
  SHARE NET PROFIT (LOSS)         $<0.01>  $  <0.01> $   <0.01>    $<0.01>

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING           7,696,739  7,696,739  7,696,739  7,696,739

DIVIDENDS PER SHARE            $    0.00  $    0.00  $    0.00     $ 0.00

/TABLE

                                                            PAGE 3

                                   AMERICAN NUCLEAR CORPORATION
                                          BALANCE SHEETS
                                June 30, 1996 and December 31, 1995

                                         June 30,          Dec. 31,
                                          1996               1995
                                       (Unaudited)       (Unaudited)
                                      -----------       -----------
ASSETS
Current assets:
  Cash                               $      5,479      $      3,974
                                     ------------      ------------
    Total current assets                    5,479             3,974

Other assets:
  Other                                   158,406           214,590

                                     ------------      ------------
    Total other assets                    158,406           214,590

Total assets                         $    163,885      $    218,564
                                     ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                   53,980            53,980
  Other current liabilities               113,232           113,232
                                     ------------      ------------
    Total current liabilities             167,212           167,212

Common Stockholders' equity:
  Common stock                            314,080           314,080
  Additional paid-in capital           13,304,849        13,304,849
  Retained earnings                   <12,993,130>      <12,938,451>
  Less cost of treasury stock            <629,126>         <629,126>
                                     ------------      ------------
    Common stockholders' equity            <3,327>           51,352

Total liabilities and stockholders'
  equity                             $    163,885      $    218,564
                                     ============      ============
/TABLE

                                                            PAGE 4

                            AMERICAN NUCLEAR CORPORATION
                              STATEMENTS OF CASH FLOW
                  FOR THE SIX MONTHS ENDED June 30, 1996 AND 1995
                                     (UNAUDITED)

                                                        Six Months Ended
                                                             June 30
                                                      1996             1995
                                              ------------     ------------
Cash flows from discontinued operations:
  Net loss                                     $  <54,680>    $   <67,014>

Adjustments to reconcile net loss to net
  cash used by operating activities:
  (Increase) Decrease in other assets              56,185          25,930
  (Decrease) Increase in accounts payable               0          30,000
                                               ----------    ------------

  Total adjustments                                56,185          55,930

                                              -----------    ------------

  Net cash used in operating activities             1,505         <11,084>

Net increase (decrease) in cash during the
  period                                            1,505         <11,084>

Cash at the beginning of the period                 3,974          16,121

Cash at the end of the period                $      5,479     $     5,037
                                             ============     ===========
/TABLE

                        AMERICAN NUCLEAR CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS AND SIX MONTHS ENDED
                           JUNE 30, 1996 AND 1995
                               (UNAUDITED)

               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Liquidation Basis

     The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current liabilities exceeded its current assets by $172,691 and $163,238 at June 30, 1996 and December 31, 1995 respectively. Due to continued unfavorable uranium market conditions, and despite extensive marketing efforts that continued through May 1994, the Company did not receive purchase offers for its mineral properties that exceeded the mortgage against the properties. Therefore, these financial statements show the mineral properties being lost through foreclosure at June 30, 1994 to Cycle Resource Investment Corporation (CRIC) to satisfy CRIC's mortgage against the properties in the approximate balance of $2.9 million.

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

     The Company remains liable for completion of its reclamation obligations even though it has no assets with which to complete those obligations. The U.S. Nuclear Regulatory Commission (NRC) has served the Company with notice that the Company's deliberate abandonment of its reclamation site would constitute an intentional violation of the Atomic Energy Act of 1954 and could subject the Company to NRC enforcement actions and criminal sanctions. The Company intends to monitor its reclamation site for as long as possible in order to comply with requirements of its license.

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

Note Payable to Stockholder

     The Company has two separate loans from Cycle Resource Investment Corporation (CRIC), a stockholder, evidenced by promissory notes. The two notes total $2,031,200 plus interest and were due on June 30, 1994. The notes are collateralized by a mortgage against the Peach uranium properties plus revenues from certain contracts for byproduct disposal, which contracts are no longer in effect. These financial statements are prepared on the basis that the Company has lost its most valuable assets, the "Peach" mineral properties, through foreclosure by CRIC.
See the "Discontinuance of Operations" and "Liquidity and Capital Resources" sections of this report for further details about these circumstances and the Company's financial condition. CRIC began formal foreclosure proceedings during the third quarter of 1995. The Peach mineral properties were sold at a foreclosure sale on November 28, 1995.

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

                                                            PAGE 7
                 MANAGEMENTS DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company discontinued operations during May 1994. There were no operating revenues or operating losses reported during the first or second quarters of 1996 or 1995. See the "Discontinuance of Operations" and the "Liquidation and Capital Resources" sections regarding additional information about the Company's termination of operations.

     General and administrative expenses were $12,249 and $19,498 for the three months and the six month periods ended June 30,1996 compared to $24,078 and $33,073 for the comparable periods of 1995. This represents decreases of 49% and 41% for the three month and the six month periods ended June 30,1996 from the comparable 1995 periods. The continued reductions are due to the discontinuance of operations.

     Reclamation expenses of $36,740 and $46,490 for the six months ended June 30, 1996 and 1995 were recognized because of the continuing reclamation obligations of the Company. These costs represent the ongoing costs of monitoring the mill site as required by federal and state requirements.

     Interest income for the first half of 1996 declined by $991 or 38% from the comparable period of 1995. This decrease is due to the forfeiture of the certificates of deposit in the Company's reclamation deposit held by the Wyoming Department of Environmental Quality.

     A net loss of $54,680 was recognized during the first six months of 1996 compared to a $67,014 loss for the same period in 1995. The losses are expected to remain in this range as long as the Company continues its minimal activities.


Liquidity and Capital Resources

     The Company's working capital deficit at June 30,1996 was $161,733, while at December 31, 1995 it was $163,238. The decreased working capital deficit at June 30,1996 was due to a partial distribution of the DOE restricted cash trust account.

     During May 1994, the Company discontinued operations because of the lack of funds. Before that decision was made, the Company used its best efforts to obtain additional loans, raise equity funds through a private placement of its common stock, secure byproduct disposal contracts, and sell its mineral properties. Liabilities exceed assets, and therefore there will be no shareholder distributions. These financial statements are prepared on the basis that CRIC foreclosed upon the mineral properties when the Company did not pay the mortgage due
June 30, 1994.  In addition, the Wyoming Department of Environmental
Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ in order for the DEQ to complete reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ may not cover all the expenses. The Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies.
The Company has applied, under the federal program administered by the U.S. Department of Energy (DOE), for reimbursement of some of the reclamation work it has previously performed to reclaim its mining and milling site. The DOE program has been funded by Congress, and money has been allocated for the reimbursements. The Company received approximately $229,000 from this program during the last quarter of 1995 and expects to receive a similar payment during the last quarter of 1996. If Congress continues funding this program, of which there is no assurance, the Company may receive approximately $220,000 during 1997.
Under the prevailing law and under the terms of the order of the U.S.
Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds, and any future funds that could be received under this program, will be applied to ongoing monitoring and maintenance obligations over the next several years, including payments to the Company's independent contractors to perform such services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed any of those funds that become available. The DEQ has asserted a right to the funds in order to cover the total anticipated reclamation expenses of the Gas Hills mill site. The
Tennessee Valley Authority has asserted a right to the funds based on its 1984 contract with the Company and might sue the Company in an attempt to enforce its claim or attach the funds. Such a claim by TVA or other unsecured general creditors would be contrary to the NRC order to the Company that controls use of its funds and, the Company expects to resist such claims. If litigation does occur, the Company might file for dissolution under bankruptcy law, after which the bankruptcy court would control use and distribution of any reclamation funds that might have been received. Upon bankruptcy or any other dissolution, the Company would cease to be able to hold the NRC license and would thereupon become ineligible to obtain any additional reimbursements of reclamation funds under the DOE program.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.


                                    AMERICAN NUCLEAR CORPORATION
                                    Registrant


                                       (signature)
July 31, 1996                       ----------------------------------
                                    William C. Salisbury
                                    President


                                       (signature)
July 31, 1996                        ----------------------------------
                                     Dennis A. Eckerdt
                                     Secretary and Treasurer