Form 10-Q
period 1996-09-30
AMERICAN NUCLEAR CORP
filed 1996-11-13
CIK 5550

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 (Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED September 30, 1996

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                     to
                                -------------------    --------------------

 Commission File Number 0-1764

                         AMERICAN NUCLEAR CORPORATION
            (Exact Name of Registrant as Specified In Its Charter)

         Colorado                                          83-0178457
 ------------------------------                       --------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                       P. O. Box 2713
                       Casper, Wyoming                       82602
           (Address of principal executive offices)       (Zip code)

 Registrant's telephone number, including area code:  (307) 265-7912

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

 This report consists of ten pages including one page constituting the cover page.
PAGE

                                                               PAGE 2
                        AMERICAN NUCLEAR CORPORATION
                          STATEMENTS OF OPERATION
                  FOR THE THREE MONTHS AND NINE MONTHS ENDED
                 SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                (UNAUDITED)

                                    Three Months Ended        Nine Months Ended
                                      September 30              September 30
                                    1996        1995          1996         1995
                                    ------      ------        ------       ------
NET  LOSS BEFORE DISCONTINUED
   OPERATIONS                       $      -0-  $       -0-   $      -0-   $      -0-

REVENUE FROM DISCONTINUED
   OPERATIONS
   Reclamation Reimbursement           175,555          -0-      175,555          -0-
   Sale of Assets                       10,000          -0-       10,000       10,000
                                    ----------   ----------   ----------   ----------
   Total revenue from
     discontinued operations           185,555          -0-      185,555       10,000

DISCONTINUED EXPENSES
    General and administrative          23,406       13,889       42,904       46,962
     Reclamation expense               100,694        1,726      137,434       48,216
     Interest income                      <787>         -0-       <2,345>      <2,549>
                                    ----------   ----------   ----------   ----------
     Total discontinued expenses       123,313       15,615      177,993       92,629

NET INCOME (LOSS)                   $   62,242    $ <15,615>       7,562      <82,629>


PER SHARE:

NET PROFIT (LOSS) BEFORE
  DISCONTINUED OPERATIONS PER
  SHARE                              $   <0.00>  $    <0.00>   $   <0.00>  $    <0.00>

DISCONTINUED OPERATIONS PER
  SHARE NET PROFIT (LOSS)            $    0.01    $   <0.01>   $    0.00   $    <0.01>

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                 7,696,739    7,696,739    7,696,739    7,696,739

DIVIDENDS PER SHARE                 $     0.00    $    0.00    $    0.00   $     0.00

                                                               PAGE 3

                            AMERICAN NUCLEAR CORPORATION
                                   BALANCE SHEETS
                      September 30, 1996 and December 31, 1995

                                          September 30,      Dec. 31,
                                              1996             1995
                                           (Unaudited)      (Unaudited)
                                          --------------    ---------------
ASSETS
Current assets:
  Cash                                    $     6,683       $      3,974
                                          -----------       -----------
    Total current assets                        6,683              3,974

Other assets:
  Other                                       306,443            214,590

                                          -----------       -----------
    Total other assets                        306,443            214,590

Total assets                             $    313,126       $    218,564
                                         ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                       53,980             53,980
  Other current liabilities                   200,232            113,232
                                          -----------       ------------
    Total current liabilities                 254,212            167,212

Common Stockholders' equity:
  Common stock                                314,080            314,080
  Additional paid-in capital               13,304,849         13,304,849
  Retained earnings                       <12,930,889>       <12,938,451>
  Less cost of treasury stock                <629,126>          <629,126>
                                         ------------        -----------
    Common stockholders' equity                58,914             51,352

Total liabilities and stockholders'
  equity                                 $    313,126       $    218,564
                                         ============       ============
/TABLE

PAGE
                                                           PAGE 4

                               AMERICAN NUCLEAR CORPORATION
                                 STATEMENTS OF CASH FLOW
                   FOR THE NINE MONTHS ENDED September 30, 1996 AND 1995
                                       (UNAUDITED)

                                                     Nine Months Ended
                                                      September 30
                                                 1996              1995
                                                 ----------        ----------
Cash flows from discontinued operations:
  Net loss                                       $     7,562       $   <82,629>


Adjustments to reconcile net loss to net
  cash used by operating activities:
  (Increase) Decrease in other assets                <91,853>           40,164
(Decrease) Increase in accounts payable               87,000            30,000
                                                  ----------       -----------
  Total adjustments                                   <4,853>           70,164
                                                  ----------       -----------
  Net cash used in operating activities                2,709           <12,465>

Net increase (decrease) in cash during the
  period                                               2,709           <12,465>

Cash at the beginning of the period                    3,974            16,121

Cash at the end of the period                    $     6,683       $     3,656
                                                 ===========       ===========
/TABLE

 PAGE
                                                      PAGE 5
                           AMERICAN NUCLEAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

      Liquidation Basis

      The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current liabilities exceeded its current assets by $247,529 and $163,238 at September 30, 1996 and December 31, 1995 respectively. Due to continued unfavorable uranium market conditions, and despite extensive marketing efforts that continued through May, 1994, the Company did not receive purchase offers for its mineral properties that exceeded the mortgage against the properties. Therefore, these financial statements show the mineral properties being lost through foreclosure at June 30, 1994 to Cycle Resource Investment Corporation (CRIC) to satisfy CRIC's mortgage against the properties in the approximate balance of $3.0 million.

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

      The Company remains liable for completion of its reclamation obligations even though its has limited assets with which to complete those obligations. The U.S. Nuclear Regulatory Commission (NRC) has served the Company with notice that the Company's deliberate abandonment of its reclamation site would constitute an intentional violation of the Atomic Energy Act of 1954 and could subject the Company to NRC enforcement actions and criminal sanctions. The Company intends to monitor its reclamation site for as long as possible in order to comply with requirements of its license.

      The Company has liquidated its assets, which consisted primarily of office furniture and equipment and other miscellaneous property, to pay outstanding expenses and liabilities, and the Company has prepared these financial statements on the basis that all such marketable assets have been liquidated. Because liabilities exceed assets, there will be no distribution of assets to shareholders.









 PAGE
                                                      PAGE 6


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

 Note Payable to Stockholder

      The Company has two separate loans from Cycle Resource Investment Corporation (CRIC), a stockholder, evidenced by promissory notes. The two notes total $2,031,200 plus interest and were due on June 30, 1994. The notes are collateralized by a mortgage against the Peach uranium properties plus revenues from certain contracts for byproduct disposal, which contracts are no longer in effect. These financial statements are prepared on the basis that the Company has lost its most valuable assets, the "Peach" mineral properties, through foreclosure by CRIC. See the "Discontinuance of Operations" and "Liquidity and Capital Resources" sections of this report for further details about these circumstances and the Company's financial condition. CRIC began formal foreclosure proceedings during the third quarter of 1995. The Peach mineral properties were sold at a foreclosure sale on November 28, 1995 leaving the Company a right of redemption for one year. See the "Liquidity and Capital Resources" section of this report regarding the company's sale of its redemption right to Power Resources, Inc.







 PAGE
                                                      PAGE 7



 Marketability of Common Stock on NASDAQ Small Cap Market

      Effective May 9, 1994 the Company's common stock was removed from listing on the NASDAQ Small Cap Market. There are no trading markets for the Company's common stock.


                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

      The Company discontinued operations during May 1994. See the "Discontinuance of Operations" and the "Liquidation and Capital Resources" sections regarding additional information about the Company's cessation of operations.

      During the third quarter of 1996, the Company received $175,555 from the U.S. Department of Energy under provisions of Title X funds. This represents a reimbursement of a portion of past reclamation expense paid by the Company. These funds are obligated to both the Wyoming Department of Environmental Quality (DEQ) and to the Tennessee Valley Authority under certain prior agreements. The Company is still due approximately $275,000 in future payments which are also obligated. Also, during the third quarter of 1996, the Company received a $10,000 non-refundable deposit from Power Resources, Inc. (PRI) for an assignment of the Company's right to redeem the Peach Properties from the foreclosure by Cycle Resources Investment Corp. (CRIC). The agreement provides for a second payment of approximately $136,000. PRI will also assume the Company's obligations for reclamation of the Peach Properties. By the right of redemption, PRI has the right to redeem the Peach Properties from foreclosure by paying the foreclosure sum. The proceeds from sale of the redemption right will be used by the Company to continue meeting its reclamation obligations set forth by the NRC and the Wyoming DEQ.

      General and administrative expenses were $23,406 and $42,904 for the three months and the nine month periods ended September 30,1996 compared to $13,889 and $46,962 for the comparable periods of 1995. This represents an increase of 69% and a decrease of 9% for the three month and the nine month periods ended September 30,1996 from the comparable 1995 periods. The increase in General and Administrative expense are the direct result of negotiating agreements with the Wyoming Department of Environmental Quality, the Nuclear Regulatory Commission, Tennessee Valley Authority, and Power Resources, Inc.

      Reclamation expenses of $137,434 and $48,216 for the nine months ended September 30, 1996 and 1995 were recognized because of the continuing reclamation obligations of the Company. The 1996 expense includes a $87,000 payment to the Wyoming DEQ for funds received from the Department of Energy for certain allowable expense reimbursements. The additional costs represent the ongoing costs of monitoring the reclamation site.











 PAGE
                                                      PAGE 8

      Interest income for the nine months of 1996 declined by $204 or 8% from the comparable period of 1995. This decrease is due to the reduced interest rate paid on a certificate of deposit representing the Company's reclamation deposit now held by the Wyoming Department of Environmental Quality.

      A net profit of $7,562 was recognized during the first nine months of 1996 compared to a $82,629 loss for the same period in 1995. Losses are expected in the future while liquidation continues.


 Liquidity and Capital Resources

      The Company's working capital deficit at September 30,1996 was $247,529, while at December 31, 1995 it was $163,238. The decreased working capital deficit at September 30,1996 was due to a $87,000 increase in other current liabilities. This increase is payable to the Wyoming DEQ upon finalization of agreement between the two parties. The Company received approximately $136,000 from PRI during November 1996, as final cash payment for assignment to Power Resources, Inc. of the right to redeem the Company's Peach Properties from foreclosure. These funds will be retained by the Company to continue its reclamation obligations. Because of the continued reclamation obligations and the excess of liabilities over assets, there will be no shareholder distributions.

      During May 1994, the Company discontinued operations because of its lack of funds. Before that decision was made, the Company used its best efforts to obtain additional loans, raise equity funds through a proposed private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. These financial statements are prepared on the basis that CRIC foreclosed upon the mineral properties when the Company did not pay the mortgage due June 30, 1994. In addition, the Wyoming Department of Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ to be used by the DEQ for completing reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ may not cover all the expenses for which the Company is obligated. During the fourth quarter of 1996, certain conditions of the Company's NRC license are expected to be assumed by the state of Wyoming; however, the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the federal program administered by the U.S. Department of Energy (DOE), for reimbursement of some of the reclamation work it has previously performed to clean up its mining and milling site. The DOE program has been funded by Congress and money has been allocated for the reimbursements. The Company received approximately $229,000 from this program during the last quarter of 1995 and approximately $176,000 during the third quarter of 1996. If Congress continues funding this Title X program, of which there is no assurance, the Company may receive approximately $275,000 during 1997. Under the prevailing law and the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds

PAGE
                                                      PAGE 9

 and any future funds that could be received under this program, will be applied to ongoing monitoring and maintenance obligations over the next several years, including payments to the Company's independent contractors to perform such services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed the funds that become available. The Tennessee Valley Authority has asserted a right to the funds based on its 1984 contract with the Company and might sue the Company to enforce its claim or attach the funds. Such a claim by TVA or other unsecured general creditors would be contrary to the NRC order to the Company that controls use of its funds and, the Company expects to resist such claims. If litigation does occur, the Company might file for dissolution under bankruptcy law, after which the bankruptcy court would control use and distribution of any reclamation funds that might have been received. Upon bankruptcy or any other dissolution, the Company would cease to be able to hold the NRC license and would thereupon become ineligible to obtain any additional reimbursements of Title X reclamation funds under the DOE program.

PAGE
                                                      PAGE 10



                               SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.

                                    AMERICAN NUCLEAR CORPORATION
                                    Registrant


                                     (signature)
 November 13, 1996              By:  -----------------------------------
                                    William C. Salisbury
                                    President


                                     (signature)
 November 13, 1996              By:  -----------------------------------
                                    Dennis A. Eckerdt
                                    Secretary and Treasurer