Form 10-K405
period 1996-12-31
AMERICAN NUCLEAR CORP
filed 1997-03-25
CIK 5550

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-K



  /X/  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1996
                             or

  / /  Transition report pursuant to Section 13 or 15(d) of
       the Securities Exchange Act of 1934
            For the Transition period from              to
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

                                                Name of each exchange
            Title of each class                  on which registered
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

  Based upon the bid prices of the common stock on January 31, 1997 of $0.001 per share, the aggregate market value of the voting stock held on that date by non-affiliates of the registrant was $7,677.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996: 4 cent par value - 7,696,739

  This report consists of        pages, including 2 pages constituting the
  cover page.

                                     PART I
                                     ------

  Item 1.     Business.
  -------     ---------

  Discontinuance of Operations

       The Company's uranium mining and milling activities were discontinued in 1982 as a result of the depressed market price for uranium concentrate. Thereafter the Company offered its inactive mill tailings ponds as a location for the disposal and reclamation of large amounts of mill tailings previously generated by another uranium producer. Those efforts over several years did not result in award of a disposal contract to the Company. In 1984 the Company began reclamation of its milling site, as required by federal and state law. In 1988, the Company decommissioned its uranium mill and began reclamation of the mill site.

       In 1990 the Company shifted its efforts from uranium, for which the market price remained depressed, to the new and developing industry of byproduct material disposal for various uranium ore processors. The Company fulfilled several such disposal contracts between 1990 and 1993.

       After extensive marketing efforts, it became apparent that the byproduct disposal business would not produce revenues adequate to sustain the Company's operations unless it raised adequate capital for expanding the byproduct disposal business into a large commercial byproduct disposal operation. The Company's efforts in 1992 and 1993 to raise additional capital from investors were not successful. Starting in 1993, the Company advertised its mining properties for sale to raise funds for development of the commercial disposal operation through a sale of its principal asset, the Peach mining properties.

       The Company's efforts to sell its mining properties in 1993 and early 1994 were not successful. While potential purchasers continued to express interest through early 1994, the Company did not receive any offer greater than the amount of the debt due to Cycle Resource Investment Corporation (CRIC) that was secured by a mortgage against the properties. Inability to sell the mining properties, lack of capital, and lack of revenues from both its uranium properties and its byproduct disposal business deprived the Company of operating capital. The mining properties were the only major asset of the Company, and selling them to raise working capital was the Company's only remaining means to stay in business. The Company determined to discontinue business operations during May 1994, to liquidate its miscellaneous property, and to pay its current liabilities and other expenses associated with an orderly closing of business operations.


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

  Termination of Tennessee Valley Authority Agreements

       In 1984 the Company acquired the uranium mill and associated lands from the partnership, and it also acquired approximately one-half of the uranium lands it had jointly held and explored with TVA. These lands, consisting of approximately 2,700 acres of uranium properties, are known as the Peach properties. In May 1994 when the Company discontinued business, the Peach properties were the Company's only principal asset. They were subject to a mortgage held by Cycle Resource Investment Corporation (CRIC), which commenced foreclosure in November 1995. The Company subsequently lost title to the Peach properties as a result of that foreclosure and the transfer of its equity of redemption.

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


  Status of Uranium Business

       After the Tennessee Valley Authority terminated its mining activities in 1982 that were conducted through the Company's partnership called Federal American Partners, the Company has ceased to be engaged in mining or milling uranium. The Company identified significant quantities of uranium resources in the ground among its uranium properties, but market prices were never adequate thereafter to enable the properties to be economically mined. The market for uranium remained low, and it was still not economically feasible to mine the Company's uranium properties at those prices. Imports of foreign uranium at low prices, especially from Russia and Canada, and excess inventories of uranium were the primary factors that dampened prices to a low of approximately $7.15 per pound in 1991. In 1993 and 1994, spot prices for short-term deliveries of uranium were approximately $9.50 per pound. In efforts to generate working capital, the Company, during the fourth quarter of 1993, offered its mineral properties for sale. No purchase offers that exceeded the CRIC debt against the properties were received. Therefore, in May 1994 the Company was forced to discontinue all its business operations due to lack of operating capital. For a more complete discussion of the uranium properties formerly held by the Company, see Item 2, Properties.

  Reclamation of Mill Site and Tailings Ponds

       Based upon the Company's determination in 1988 that use in the future of its uranium processing mill would not comply with the revised licensing requirements of the NRC, the Company began demolition of the mill in 1988 and completed that work in 1989. Before the Company's discontinuance of operations in 1994, the Company had undertaken substantial reclamation work on the mill site as required by the NRC and the DEQ. The mill and associated buildings were dismantled and the building materials were buried in one of the two adjacent tailings ponds where the processed ores produced by the mill (mill tailings) were impounded after milling. The mill tailings in the two impoundments were graded by earth moving equipment into mounds covering approximately 40 and 80 acres respectively. A cover of native earth was placed over the mounds of mill tailings, and the tailings piles were allowed to settle and compact naturally. The reclamation work is not complete and includes filling and shaping the side slopes of the tailings piles to such a grade as to preclude erosion of the soil cover that would allow erosion of the tailings, placing a final cover of earth over the tailings to limit emission of radon gas into the atmosphere to meet Environmental Protection Agency (EPA) standards, applying erosion protection to the piles and associated drainages, and revegetating and fencing the site.


  Byproduct Material Disposal

       Starting in 1990 the Company shifted most of its efforts to a developing industry of byproduct material disposal. Byproduct material consists of waste generated from ores processed by others for their uranium or thorium content. Federal regulations require the generators of these low level radioactive materials to dispose of them in licensed depositories.

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

       The material terms of the disposal contracts that were completed by the Company required the generator of the byproduct materials to deliver them to the Company's mill site. The byproduct material was placed on the surface of the mill tailings impoundment number one, compacted and covered with an interim cover of native soils. The addition of the byproduct materials reduced the volume of earthen fill material that ultimately must be placed on the mill tailings to meet the reclamation design requirements.

       The income received on account of past disposal contracts generated revenues for the Company of $322,624, $318,814, and $120,352 from operations in 1993, 1992, and 1991, respectively. These contracts were completed, and there were no disposal revenues in 1994 or thereafter.

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

       Due to the lack of a sale of its uranium properties and limited operating capital, the Company was compelled to discontinue all business operations during May 1994. At the time the Company discontinued business operations, it was unable to continue required reclamation work at the level required by law. The DEQ declared the Company in default of its reclamation obligations and began reclamation bond forfeiture proceedings against the Company. These proceedings resulted in forfeiture of the bond fund of $3,213,255 to the State of Wyoming in October 1994. The Company has continued to monitor the reclamation site, as ordered by the NRC and required by the terms of the NRC license. The Company expects that reclamation of the mill site will ultimately be performed by the DEQ to the extent of the available funds. The state of Wyoming has assumed certain NRC license obligations under conditions that limit its ultimate liability. The Company will continue to be the licensee and responsible for all NRC license requirements. By statute the DEQ may hold the company liable for any reclamation costs incurred by the DEQ in excess of the bond. The total reclamation cost for which the Company remains obligated will not be known for several years until reclamation work is completed.

  Financial Information About Industry Segments

       In 1991 the Company entered into the business of uranium byproduct material disposal. Between 1982 and that time, the Company's only business was winding down its former mining operations with the partnership and TVA and maintaining its uranium properties with the intent of eventually producing uranium concentrate.

       Before it discontinued its business operations in May 1994, the Company had no foreign operations or export sales. It had not segregated its business activities into geographic areas within the United States except to the extent that its operations were located within Wyoming.


  Potential Unasserted Reclamation Liabilities

       The Company's reclamation work and its discontinued byproduct materials disposal business activities were and are highly regulated by the NRC and Wyoming DEQ, which have licensing authority and jurisdiction. The Company's reclamation fund of $3,213,255 was declared forfeited by the DEQ in 1994 and acquired by the DEQ to be applied to the reclamation costs of the mill site. Even though the Company discontinued its business operations in May 1994, it remains liable for completion of the reclamation and the cost of any reclamation work that is not funded by the bond fund and other funds of the Company transferred to the state of Wyoming.


  Employees

       As of December 31, 1996, the Company had no employees.


  Item 2.  Properties
  -------  ----------

      The Peach properties previously held by the Company consisted of unpatented mining claims located on the public domain of the United States in the Gas Hills area of central Wyoming. The Company had been unable to mine the properties or sell them to another uranium producer because of the continued low market price for uranium.

       The Peach properties, which were previously the Company's major asset, were subject to a mortgage given to secure a loan made by Cycle Resource Investment Corporation (CRIC). The Company was unable to pay the loan, and in 1995 CRIC instituted foreclosure against the Peach properties. The foreclosure sale was held in November 1995, and CRIC was the high bidder at the foreclosure sale, bidding the principal loan amount of $2,031,200 plus interest and costs. In 1996, before the end of the Company's right to redeem the properties from foreclosure for a total redemption price of approximately $3,000,000, which would have finally terminated all interest of the Company in the Peach properties, the Company transferred its interest in the properties, including its right to redemption for approximately $146,000.

  Item 3.     Legal Proceedings.
  -------     -----------------

       There are no legal proceedings pending against the Company.


  Item 4.     Submission of Matters to a Vote of Security Holders.
  -------     ---------------------------------------------------

       No matters for decision were submitted to a vote of shareholders during the year ended December 31, 1996.


                           PART II
                           -------

  Item 5.     Market For Registrant's Common Equity and Related
              Stockholder Matters.
  -------     -------------------------------------------------

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

                               Price Ranges (closing bid)
                         For Calendar Years Ended December 31
                         ------------------------------------
                          1996           1995           1994
                         ------         ------         ------
                       Low    High    Low    High    Low    High
                       ----   ----    ----   ----    ----   ----
First Quarter  .....   .001   .001    0.001  0.001   0.12   0.25
Second Quarter .....   .001   .001    0.001  0.001   0.09   0.15
Third Quarter  .....   .001   .001    0.001  0.001   0.001  0.001
Fourth Quarter .....   .001   .001    0.001  0.001   0.001  0.001

<F1>     (a)  The low and high prices for the stock on January 31, 1997 were $.001 and
              $.001.

<F2>     (b)  Based solely upon the number of record holders, the approximate number of stockholders of the common stock of the Company as of January 31, 1997 was
              1716.

<F3>     (c)  No dividends have been declared with respect to the common stock during the fiscal years ended December 31, 1996, 1995 and 1994.


Item 6.     Selected Financial Data.
-------     -----------------------

                        Year         Year         Year         Year       Year
                        Ended        Ended        Ended        Ended      Ended
                        December     December     December     December   December
                        31,1996      31,1995      31,1994      31,1993    31,1992
                        (Unaudited)  (Unaudited)  (Unaudited)
                        --------     --------     --------     --------   --------
                               ($000's are omitted except per share amounts)


INCOME STATEMENT

Revenue From
  Discontinued
  Operations            $ -0-        $  -0-       $   -0-      $   323    $   319
Net Income (Loss)       $ 205        $  386       $(4,991)     $(4,074)   $  (381)

BALANCE SHEET

Working Capital(1)      $ 154        $  (62)      $  (391)     $(2,214)   $(1,590)
Total Assets            $ 257        $  218       $    72      $ 9,845    $13,413
Total Liabilities       $ -0-        $  167       $   406      $ 5,189    $ 4,683
Long-Term
  Obligations           $ -0-        $  -0-       $   -0-      $ 2,786    $ 2,913
Common Stockholders'
  Equity (Deficit)      $ 257        $   51       $  (335)     $ 4,656    $ 8,730

LOSS PER COMMON
  SHARE(2)

Income (loss) from
  Operations            $0.03        $ 0.05      $  (0.65)     $ (0.53)   $ (0.05)
  Dividends Paid Per
    Common Share        $ -0-        $  -0-      $    -0-      $   -0-    $   -0-


<F1>     (1)  Exclusive of assets held for sale.
<F2>     (2)  The weighted average number of shares of common stock outstanding during the years ended December 31, 1996, 1995, and 1994 were 7,696,739 all three years.

  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.
  -------     -------------------------------------------------

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


  Results of Operations

       During 1996 the Company continued to monitor the reclamation site in accordance with NRC and Wyoming DEQ regulations. The funds were provided primarily through payments received during 1995 and 1996 from the U.S. Department of Energy (DOE) program Title X federal funds.

       During 1995 and 1996 the Company applied, under the Title X federal program administered by the (DOE), for reimbursement of some of the expenses of reclamation work it has previously performed to clean up its mining and milling site. The Company's claim was for approximately $734,000 of which the Company received $ 229,707 and $175,555 during 1995 and 1996 respectively. The remaining payment is expected to be paid over the next several years. Under the prevailing law and agreements with the Wyoming DEQ, and under the terms of the license and order of the U.S. Nuclear Regulatory Commission that requires the Company to continue to monitor the site, the funds and any future funds that may be received under this program will be applied by the Wyoming DEQ and the Company to reclamation and ongoing monitoring and maintenance obligations over the next several years, including payments to the Company's independent contractors to perform monitoring services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to exceed any of the funds that become available. The DEQ has notified the Company that the reclamation bond may be deficient by as much as $3 million. The DEQ has statutory authority to sue the Company for the bond deficiency. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency and used by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds primarily toward monitoring and reclamation of the mill site in accordance with the NRC reclamation plan.

       During 1995 CRIC foreclosed upon the Company's Peach properties for non-payment of its $2,031,200 loan. The loan plus accrued interest totaled approximately $3,000,000 at November 28,1996, the end of the one year redemption period the Company had to reacquire the properties.

       General and administrative expenses increased approximately 43% compared to the 1995 reported general and administrative expenses due to the ongoing and ultimately the finalization of agreements between the Company, NRC and DEQ and the sale of the Peach property redemption rights. General and administrative expenses decreased approximately 54% and 67% during the years ended December 31,1996 and 1995 compared to 1994 due to the discontinuance of operations during 1994.

       In December 1993, the Company determined that its decision to sell its primary uranium properties rather that hold the properties for future potential development required greater consideration be given to in-ground market values and the Company's financial position. The Company determined its range of potential loss for the mineral properties to be from approximately $3 million to approximately $7 million. Because of the Company's continuing process to solicit bids for its mineral properties, the lack of an active market for in-ground uranium reserves, and uncertainties as to the ultimate intent of the major shareholder, management was unable to determine at that time whether any amount in that range provided a better estimate than any other amount. Therefore, in accordance with the requirements of Statement of Financial Accounting Standards No. (Statement) 5, Accounting for Contingencies, a $3 million property impairment was recognized during 1993 which represents a 31% reduction in the mineral property valuation at December 31, 1993. In March 1994, after the Company's efforts to sell the uranium properties failed, the uranium properties were written down to the amount of the CRIC notes, for which the uranium properties were collateral. Management determined that a $4,200,000 write-down in the carrying value of the Company's uranium properties was warranted. The valuation of the uranium properties at approximately $2.2 million equaled the $2.2 million debt obligations to CRIC. CRIC commenced foreclosure upon the properties during 1995. During 1996 the Company sold its redemption rights for approximately $146,000 since it had no way of repaying the outstanding debt.

       On August 31, 1994 the Company abandoned, through non-payment of the $100 per claim annual rental fees due on that date, 500 mining claims with a remaining book value of $-0-. During December 1993 and March 1994, mineral property impairments of $3 million and $4.2 million, respectively, for the remaining mining claims were recorded. During 1996 and 1995 there were no property abandonments or mineral property impairments.

       Reclamation reimbursements of $175,555 and $229,707 were received from the DOE during 1996 and 1995 respectively.

       Interest expense for the year ended December 31, 1994 was $125,660. Interest expense for the years ended December 31,1996 and 1995 were zero due to the foreclosure by CRIC upon the Company's Peach properties.

  Liquidity and Capital Resources

       During 1994 the Company discontinued operations due to the lack of operating capital. For financial reporting purposes the Company has offset its $219,000 contractual obligations towards incompleted byproduct disposal contracts and $173,000 obligation to third parties for payments they made to the Wyoming DEQ upon the reclamation bond forfeiture. These liabilities totaling $392,000 were recognized as income because the Company has no way of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with the NRC license requirements. The state of Wyoming declared the Company in default of its reclamation obligations when the Company terminated its business operations in May 1994. Subsequently the reclamation bond fund of $3,213,255 was acquired by the DEQ through forfeiture proceedings. The bond fund had been funded in the full amount fixed by the DEQ, and approved by the NRC, as the entire cost of completing the required reclamation work and performing under the Company's license. The reclamation requirements have been changed and the amount required to perform the reclamation under the new requirements increased. By state of Wyoming statute, the Company is liable for any cost overruns, none of which exist at this time. The Company expects to be able to continue in compliance with the licensing requirements through 1999.

       The Company's working capital at December 31,1996 was $154,000 compared to a deficit at December 31, 1995 of $163,000, while at December 31, 1994 the deficit was $390,000. The increased working capital during 1996 is the direct result of the sale of the Company's redemption right for $146,000 and DOE reclamation reimbursement of $176,000. The reduced working capital deficit during 1995 occurred because of the method used in reporting the unpaid liabilities as income during 1995. The reduced working capital deficit during 1994 occurred because of the method used in reporting the offset of the CRIC debt against the mineral properties.

       The past three years the Company has relied upon the payment of funds from the DOE Title X reclamation reimbursements to continue the required ongoing reclamation and monitoring obligations of the Company.

       On August 24, 1993, the Company reached an agreement with Cycle Resource Investment Corporation (CRIC), a stockholder, for CRIC to increase its total loans to $2,031,200. The Company was not able to repay the notes on August 31, 1993 when due. On January 20, 1994, the payment date for this $2,031,200 debt plus approximately $143,000 in accrued interest was extended to June 30, 1994. CRIC foreclosed upon the Company's Peach properties in the approximate amount of $2,750,000 during 1995. Since the Company was not able to sell the properties prior to the extended due date of the notes on June 30, 1994, and had no other funds to continue as a going concern, the Company was unable to prevent foreclosure of the Peach properties. The remaining Company cash deposits are being utilized to maintain compliance, as long as possible, with the NRC license monitoring requirements. During 1996 the Company sold its redemption rights related to the Peach mineral properties for approximately $146,000.

  Income Taxes

       See Note 2 to Financial Statements included in Item 14 herein.


  Item 8.     Financial Statements and Supplementary Data.
  -------     -------------------------------------------

       See Item 14 of this report.


  Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.
  -------     ---------------------------------------------

       Due to the Company's discontinuance of business operations in 1994, the Company dismissed its independent auditors, Mitchell - Finley and Company, on January 26, 1995.



                              PART III
                              --------

  Item 10.   Directors and Executive Officers of the Registrant.
  --------   --------------------------------------------------

       The following table sets forth certain information concerning directors and executive officers of the Company:

                                                 Year
  Name and All Positions                         First Became
  Currently Held With                            A Director/
  the Corporation                     Age        Officer
  ---------------                     ---        ------------
  William C. Salisbury, President     49         1993
    Director                                     1993

  Dennis A. Eckerdt, Secretary        48         1994
    Chief Financial Officer                      1991
    Director                                     1992

       The executive officers of the Company serve at the pleasure of the Board of Directors and do not have fixed terms.


  Business Experience of Directors and Officers

       The principal occupations of each officer for at least the past five years are as follows:

       William C. Salisbury was appointed President of the Company in August 1993. He served in that office until August 1995 when he became the Secretary and Treasurer of the Company. He was reappointed President during 1996. He is currently self-employed as a consultant providing land management, environmental and regulatory services to the Company and other natural resources companies. From October 1991 until his appointment as President, he was Vice President of the Company, and from October 1990 to October 1991 he was manager of special projects for the Company. From July 1983 to October 1990 he was a self-employed consultant providing land management, environmental and regulatory services to the Company and other natural resource companies. From November 1970 to July 1983 he was manager of land and contracts for the Company. He was appointed to the Board of Directors in August 1993.

       Dennis A. Eckerdt became President of the Company in August 1995.
  He resigned as President during 1996 and was reappointed as Secretary/Treasurer. He was previously the Chief Financial Officer since November 1991. He is currently General Manager of a Denver Colorado Corporation. From July 1995 through January 1997 he was employed as Controller for a Boulder Colorado Corporation. Prior to July, 1995, he was self-employed. Prior to his self-employment, he was Controller for Centennial Media Corporation and Denver Directory Company from November 1988, through August 1991. From November 1985, to November 1988, he was employed as Controller for Video Exchange, Inc. From February 1972, to November 1988, he held various accounting titles and positions with the Company including Controller and Chief Financial Officer. He was also a Director of the Company from 1984 through 1988 and was reappointed to the Board of Directors in August 1992.

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


  Item 11.   Executive Compensation.
  --------   -----------------------

  Cash Compensation

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


                                  SUMMARY COMPENSATION TABLE
                                                            Long Term Compensation
                                                            ----------------------
                        Annual Compensation               Awards            Payouts
                        -------------------        ---------------------  -----------------

(a)                     (b)   (c)        (d)       (e)        (f)         (g)       (h)      (i)
                                                   Other      Restricted                      All
                                                   Annual     Stock                 LTIP      Other
Name and Principal                                 Compen-    Award       Options/  Payouts   Compen-
Position                Year  Salary($)  Bonus($)  sation($)  ($)         SARs      ($)       sation($)
------------------      ----  ---------  --------  ---------  ----------  --------  -------   ---------
William C. Salisbury(1) 1996  ---        ---       ---        ---         ---       ---       ---
  President             1995  ---        ---       ---        ---         ---       ---       $37,360(3)
                        1994  $46,896    ---       $6,558(2)  ---         ---       ---       $53,500(3)
-----

  <F1>     President from August 1993 until August 1995 then from May 1996 to the present time.
  <F2>     Contributions to the Company's money purchase pension plan established to provide retirement benefits to employees. The plan was terminated in 1994.
  <F3>     After employment as chief executive officer was terminated as of
           May 31, 1994, upon the close of the Company's business, other compensation was received for services performed in winding up the Company's business and reclamation obligations.


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


  Item 12.  Security Ownership of Certain Beneficial Owners and Management.
  --------  --------------------------------------------------------------

       The following table shows beneficial ownership of shares of the Company's outstanding common stock as of the record date (i) by all persons, insofar as is known to the Company, owning more than 5% of such stock and (ii) by each director, each director nominee, each of the executive officers named in the tables under "Executive compensation" and all directors and executive officers as a group:

                                                             Amount and
                                                             Nature of
                  Name of                    Positions and   Beneficial   Percent of
Title of Class    Beneficial Owner           Offices Held    Ownership    Class
--------------    ----------------           ------------    ---------    ----------

Common Stock      William C. Salisbury       President            4,024   *
                                             Director

Common Stock      Dennis A. Eckerdt          Secretary                0      0%
                                             Director

Common Stock      Cycle Resource             Shareholder      2,300,000   29.9%
                  Investment Corporation
                  300 Atlantic Avenue
                  Stamford, CT  06901

Common Stock      General Electric Capital   Shareholder        593,072    7.7%
                    Corporation
                  260 Long Ridge Road
                  Stamford, CT  06902

Common Stock      All directors and          Officers and         4,024   *
                  executive officers as      Directors
                  a group (2 persons)
---------------

*Less than one percent




  Item 13.  Certain Relationships and Related Transactions
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

       Salt Ridge Energy, Inc., which is wholly owned by Mr. Salisbury, was paid $77,769 during 1996 and $51,000 during 1995 for site monitoring work, reclamation obligations, and winding up the Company's business during October 1995 through December 1997.

                              PART IV
                              -------

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
  --------  -------------------------------------------------------

       (a)  The following documents are filed as a part of this report:

            1.  Financial Statements:
                - Balance Sheets, December 31, 1996 (unaudited), December
                    31, 1995, (Unaudited) and December 31, 1994
                    (Unaudited).
                - Statements of Operations and Retained Earnings
                    (Accumulated Deficit) for the years ended December 31,1996 (Unaudited), 1995, (Unaudited), and 1994
                    (Unaudited).
                - Statements of Cash Flows for the years ended December 31,
                    1996 (Unaudited), 1995 (Unaudited), and 1994
                    (Unaudited).
                - Notes to Financial Statements for the years ended
                    December 31, 1996 (Unaudited), 1995 (Unaudited), and 1994 (Unaudited).

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

        c)    Exhibits.
              --------


Exhibit                                                                    Sequential
Number        Description                                                 Page No.
-------       -----------
EX-3.1(i).1   Restated Articles of Incorporation, dated October 28,
              1991 (incorporated herein by reference from the
              exhibits to Registrant's report filed on Form 10-Q
              dated September 30, 1992).

EX-3.(ii).1   Bylaws, dated August 15, 1980 (incorporated herein by
              reference from the exhibits to Registrant's report
              filed on Form 10-Q dated October 10, 1980).

EX-3.(ii).2   Amendment to Bylaws, dated December 7, 1994 incorporated
              herein by reference from the exhibits to Registrant's
              Report filed on Form 8-K dated January 27, 1995.

EX-27         Financial Data Schedule.

                             SIGNATURES

       Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                REGISTRANT:  AMERICAN NUCLEAR CORPORATION



           By:  (Signature)
                --------------------------------
                William C. Salisbury, President
         Date:  March 15, 1997


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           By:    (Signature)
                ---------------------------------------
                Dennis A. Eckerdt, Secretary,
                Treasurer and Director
         Date:  March 15, 1997



           By:    (Signature)
                ---------------------------------------
                William C. Salisbury, President,
                and Director
         Date:  March 15, 1997


AMERICAN NUCLEAR CORPORATION

BALANCE SHEETS DECEMBER 31, 1996 (Unaudited), 1995 (Unaudited), and 1994 (Unaudited)

ASSETS
------
                                                December 31,  December 31,  December 31,
                                                   1996          1995          1994
                                        NOTES   (Unaudited)   (Unaudited)   (Unaudited)
                                        -----   -----------   -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                     $   154,137   $     3,974   $   16,121
                                                -----------   -----------   ----------
            Total current assets                    154,137         3,974       16,121
                                                -----------   -----------   ----------

  OTHER ASSETS:
  Reclamation deposit                   1                         113,232
  Other                                             102,700       101,358       55,841
                                                -----------   -----------   ---------
          Total other assets                        102,700       214,590       71,962
                                                -----------   -----------   ----------
  TOTAL                                         $   256,837   $   218,564   $   71,962
                                                ===========   ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Trade accounts payable                                      $    53,979   $   14,724
  Deferred revenue                                                             219,000
  Other current liabilities                                       113,232      173,000
                                                -----------   -----------   ----------
            Total current liabilities                   -0-       167,211      406,724
                                                -----------   -----------   ----------

ESTIMATED RECLAMATION COSTS             1

COMMITMENTS AND CONTINGENCIES           1

REDEEMABLE PREFERRED STOCK              3



AMERICAN NUCLEAR CORPORATION

BALANCE SHEETS DECEMBER 31, 1996 (Unaudited), 1995, (Unaudited), and 1994 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                        December 31,     December 31,    December 31,
                                           1996             1995            1994
                                NOTES   (Unaudited)      (Unaudited)     (Unaudited)
                                -----   -----------      -----------     -----------
STOCKHOLDERS' EQUITY:           3

  Common stock (7,696,739
    shares standing)                         314,080         314,080         314,080
  Additional paid-in capital              13,304,849      13,304,849      13,304,849
  Retained earnings
    (accumulated deficit)                (12,732,965)    (12,938,450)    (13,324,545)
  Less cost of common stock
    held in treasury                        (629,126)       (629,126)       (629,126)
                                        ------------     -----------     -----------
Stockholders' equity (deficit)               256,837          51,353        (334,762)
                                        ------------     -----------     -----------

TOTAL                                   $    256,837     $   218,564     $    71,962
                                        ============     ===========     ===========

See notes to financial statements.

AMERICAN NUCLEAR CORPORATION

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT) FOR THE YEARS
ENDED DECEMBER 31, 1996 (Unaudited), 1995 (Unaudited), and 1994 (Unaudited)

                                             Year Ended      Year Ended     Year Ended
                                             December        December       December
                                             31, 1996        31, 1995       31, 1994
                                     NOTES   (Unaudited)     (Unaudited)    (Unaudited)
                                     -----   -----------     -----------    -----------
REVENUE FROM DISCONTINUED
OPERATIONS:

Total revenues from
  discontinued operations                             -0-             -0-            -0-
                                             ------------    ------------   ------------
DISCONTINUED EXPENSES:
General and administrative                         96,936          67,786        208,701

Reclamation                          1             80,984         182,180        668,146

Impairments and abandonments         1                                         4,200,000
                                             ------------    ------------   ------------

Total discontinued operating
  expenses                                        177,920         249,966      5,076,847

OTHER INCOME (EXPENSE):
  Reclamation Reimbursement                       175,555         229,707
  DEQ Interest income                               9,624           4,374        178,833
  Gain (loss) on sale of
    investments and other                                          10,000         32,628
    Interest expense                                                            (125,660)
  Other Income                                    198,226         392,000
                                             ------------    ------------   ------------
NET INCOME (LOSS)                                 205,485         386,115     (4,991,046)

RETAINED EARNINGS
  (Accumulated Deficit):
  Beginning of period                         (12,938,450)    (13,324,565)    (8,333,519)
                                             ------------    ------------   ------------
  End of period                              $(12,732,965)   $(12,938,450)  $(13,324,565)
                                             ============    ============   ============

NET LOSS BEFORE DISCONTINUED
 OPERATION PER SHARE                         $        -0-    $        -0-   $        -0-

DISCONTINUED OPERATION PER SHARE             $       0.03    $       0.05   $      (0.65)
                                             ------------    ------------   ------------

NET INCOME (LOSS) PER COMMON SHARE           $       0.03    $       0.05   $      (0.65)
                                             ============    ============   ============

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING                 1          7,696,739       7,696,739      7,696,739
                                             ============    ============   ============

See notes to financial statements.

AMERICAN NUCLEAR CORPORATION

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1996 (Unaudited),
1995 (Unaudited), AND 1994 (Unaudited)

                                          Year            Year            Year
                                          Ended           Ended           Ended
                                          December        December        December
                                          31, 1996        31, 1995        31, 1994
                                          (Unaudited)     (Unaudited)     (Unaudited)
                                          -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $   205,485     $   386,115     $(4,991,046)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Mining property impairment                                                4,200,000
  Depreciation and amortization                                                 6,544
  Reclamation Expense                                                         473,000

Decrease (increase) in Assets:
  Reclamation deposit                         113,232        (113,232)      3,011,871
  Reclamation deposit income
   receivable                                                                   3,392
  Plant and Equipment (Net)                                                    85,176
  Other assets                                 (1,343)        (45,517)         20,560

Increase (decrease) in Liabilities:
  Accrued interest payable                                                   (142,929)
  Trade accounts payable                      (53,979)         39,255           6,918
  Deferred revenue                                           (219,000)         16,500
  Other liabilities                          (113,232)        (59,768)
 Estimated reclamation costs                                              ( 3,213,290)
                                          -----------     -----------     -----------
  Net cash from operating
   activities                                 150,163         (12,147)       (523,304)
                                          -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities                                          (2,772,000)
Proceeds from sale or maturity of
  investment securities                                                     2,772,000
Additions to mining properties,
  plant and equipment                                                            (688)
                                          -----------     -----------     -----------
Net cash flows from investing
  activities                                      -0-             -0-            (688)
                                          -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds recorded from pending
  foreclosure on mineral properties                                         2,297,811
Borrowing (payments to/from) stockholder                                   (2,031,200)
Borrowings from others                                                        173,000
Borrowing (payments on long-term debt)                                        (63,800)
                                          -----------     -----------     -----------
                                                         (Continued on following page)




Net cash flows from financing
  activities                                      -0-             -0-         375,811
                                          -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            150,163         (12,147)       (148,181)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                           3,974          16,121         164,302
                                          -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                      154,137     $     3,974     $    16,121
                                          ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Interest paid                             $       -0-     $       -0-     $   129,908
                                          ===========     ===========     ===========
Issuance of stock for ESOP
  contribution                            $       -0-     $       -0-     $       -0-
                                          ===========     ===========     ===========
Issuance of stock for stock bonus         $       -0-     $       -0-     $       -0-
                                          ===========     ===========     ===========

  See notes to financial statements.

  AMERICAN NUCLEAR CORPORATION


  NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1996 (Unaudited), 1995 (Unaudited), AND 1994 (Unaudited)


  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  Liquidation Basis of Presentation
  ---------------------------------

       The accompanying unaudited 1996, 1995 and 1994 financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities during 1996, 1995 and 1994. The statements of operations and retained earnings and cash flows for the years ended December 31, 1996, 1995 and 1994 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

       As of December 31, 1996 the Company's current assets exceed current liabilities by approximately $154,000. The Company's current assets are reserved for site reclamation and mill site monitoring.

       For financial reporting purposes the Company has offset its $219,000 contractual obligations towards uncompleted byproduct disposal contracts and $173,000 obligation to third parties for payments they made to the Wyoming DEQ upon the reclamation bond forfeiture. These liabilities totaling $392,000 were recognized as income during 1995 because the company has no way of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance with the NRC license requirements as long as possible.


  Per Share Amounts
  -----------------

       Per share amounts are computed on the weighted-average number of shares outstanding during the respective periods. Shares under option and warrants have been disregarded because their effect is anti-dilutive.


  Major Customer
  ----------------

       The Company had no customers in 1996, 1995 and 1994.


  Statement of Cash Flows
  -----------------------

       For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Reclamation of Mill Site and Tailings Ponds
  -------------------------------------------

       Liabilities for estimated reclamation costs are recognized and charged to operations for remedial activities when the cleanup becomes probable and the cost can be reasonable estimated. Based upon the Company's determination that use in the future of its uranium processing mill would not comply with the revised licensing requirements of the Nuclear Regulatory Commission (NRC), the Company began demolition of the mill in 1988 and completed that work in 1989. Since then the Company has undertaken substantial reclamation work on the mill site as required by the NRC and the Wyoming Department of Environmental Quality (DEQ). The mill and associated buildings have been dismantled and the building materials buried in one of the two adjacent tailings ponds where the processed ores produced by the mill (mill tailings) were impounded after milling. The mill tailings in the two impoundments have been graded by earth moving equipment into mounds covering approximately 40 and 80 acres respectively. A cover of native earth has been placed over the mounds of mill tailings, and the tailings piles are being allowed to settle and compact naturally. The remaining reclamation work consists of filling and shaping the side slopes of the tailings piles to such a grade as to preclude soil erosion and exposure of the tailings, placing a final cover of earth over the tailings to limit emission of radon gas into the atmosphere to meet Environmental Protection Agency (EPA) standards, applying erosion protection to the piles and associated drainages, and revegetating and fencing the site.

       When the Company discontinued business operations, the DEQ began reclamation bond forfeiture proceedings against the Company. These proceedings resulted in bond forfeiture in October 1994. The reclamation of the mill site will now be performed by the DEQ to the extent of the available funds. The Company continues to be responsible for all NRC license requirements until such time as the license is terminated or transferred to another responsible entity by the NRC. The state of Wyoming has indicated that it will not assume the NRC license, but will consent to certain reclamation obligations. By statute the DEQ may recover reclamation costs in excess of the bonded amount from the Company. The total reclamation cost will not be known for several years but the State has notified the Company that a potential $3 million cost overrun may exist and the Company remains liable for any costs in excess of the reclamation deposit.


  2.  INCOME TAXES.

       The Company adopted Statement 109, Accounting for Income Taxes, as of January 1, 1993. There was no cumulative effect of this change in accounting for income taxes. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

       At December 31, 1996 the Company had approximately $20.0 million of net operating loss carryovers which expire during 1997 through 2009. The Company also has investment tax and new jobs credit carryovers of approximately $40,000 and $200,000, respectively, which are available to be offset against future income taxes through 1999. The future utilization of both net operating loss and credit carry-overs are subject to rules and regulations of the internal revenue service that could be significant.

  3.  STOCKHOLDERS' EQUITY

       The Company has authorized 25,000,000 shares of $.04 par value common stock. Changes in common stock issued and outstanding during the years ended December 31, 1994, 1995 and 1996 were as follows:


                                              Common Stock
                             -----------------------------------------
                                                         Held in
                                    Issued          Treasury (at cost)   Additional
                             -------------------   -------------------   Paid-in
                             Shares     Amount     Shares     Amount     Capital
                             ---------  --------   -------   ---------   -----------
Balance, December 31, 1994   7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                             ---------  --------   -------   ---------   -----------
Balance, December 31, 1995   7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                             ---------  --------    -------  ---------  -----------

Balance, December 31, 1996   7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                             =========  ========   ========  =========   ===========


  Redeemable Preferred Stock
  --------------------------

       The Company has authorized 15,000,000 shares of $1 par value Series A preferred stock with a liquidation value of $10.00 per share. There were no outstanding preferred shares during the periods ended December 31, 1996, 1995 and 1994.


  Stock Warrants
  -------------

       The Company had warrants outstanding for the purchase of 49,020 shares of common stock, exercisable at $0.875 per share, which expired on August 26, 1995.


  Employee Stock Ownership Plan
  ------------------------------

       The Company had an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. Contributions to the Plan were made at the Company's discretion. On March 6, 1992 the Board of Directors resolved to terminate the ESOP and replace it with a money purchase plan. The money purchase plan received approval by a vote of the shareholders on June 17, 1992. During the year ended December 31, 1992, the Company made contributions to the Plan of 5,272 shares of the Company's common stock. At December 31, 1994 the Plan held 4,235 shares of the Company's common stock for the account of prior participating employees that cannot be located. On December 31, 1996, 1995 and 1994 the common stock had relatively no market value.

  Non-qualified Stock Options
  ---------------------------

       There were no options exercised during the three years ended December 31, 1996 and there were no outstanding options under this Plan at December 31,1996.


  1992 Incentive Stock Option Plan
  --------------------------------

       As of December 31,1996 there were no stock options outstanding under the 1992 Incentive Stock Option Plan.


  1992 Stock Option Plan In Lieu of Directors Fees
  ------------------------------------------------

       This plan was terminated by the Board of Directors on January 13, 1994 because the extremely low price of the Company's common stock resulting in the granting of options in amounts which were considered excessive by the Board of Directors.


  Money Purchase Pension Plan
  ---------------------------

       During 1992 the Company adopted a Money Purchase Pension Plan (herein "Plan"), with a plan year ending each December 31, whereby the Company contributed to all participants. The Company accrued contributions of $11,705, for 1994. The Money Purchase Pension Plan was terminated in 1994 upon termination of all of the Company's employees.


  Employment Agreements
  ---------------------

       The Company had no employment contracts with any employees at December 31, 1996.