Form 10-Q
period 1997-03-31
AMERICAN NUCLEAR CORP
filed 1997-05-13
CIK 5550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED March 31, 1997

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                   to
                                 -----------------    ------------------

  Commission File Number 0-1764

                          AMERICAN NUCLEAR CORPORATION
             (Exact Name of Registrant as Specified In Its Charter)

          Colorado                                          83-0178457
  ------------------------------                       --------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                        P. O. Box 2713
                        Casper, Wyoming                       82602
            (Address of principal executive offices)       (Zip code)

  Registrant's telephone number, including area code:  (307) 265-7912

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

  This report consists of 9 pages including one page constituting the cover page.
PAGE

                                                                PAGE 2
                        AMERICAN NUCLEAR CORPORATION
                          STATEMENTS OF OPERATION
                         FOR THE THREE MONTHS ENDED
                      MARCH 31, 1997 AND MARCH 31, 1996
                                (UNAUDITED)

                                           Three Months Ended
                                                March 31
                                         1997             1996
                                         ------           ------
NET LOSS BEFORE DISCONTINUED
   OPERATIONS                            $      -0-      $      -0-

REVENUE FROM DISCONTINUED
   OPERATIONS
   Reclamation Reimbursement                 21,048             -0-
                                         ----------      ----------
   Total revenue from
     discontinued operations                 21,048             -0-

DISCONTINUED EXPENSES
    General and administrative               12,806           7,249
     Reclamation expense                      8,086          18,119
     Interest income                            -0-            <779>
                                         ----------      ----------
     Total discontinued expenses             20,892          24,589

NET INCOME (LOSS)                        $      156      $  <24,589>


PER SHARE:

NET PROFIT (LOSS) BEFORE
  DISCONTINUED OPERATIONS PER
  SHARE                                  $     0.00      $    <0.00>

DISCONTINUED OPERATIONS PER
  SHARE NET PROFIT (LOSS)                $     0.00      $    <0.00>

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                      7,696,739       7,696,739

DIVIDENDS PER SHARE                      $     0.00      $     0.00

                                                               PAGE 3

                            AMERICAN NUCLEAR CORPORATION
                                   BALANCE SHEETS
                        March 31, 1997 and December 31, 1996

                                            March 31,        Dec. 31,
                                              1997             1996
                                           (Unaudited)      (Unaudited)
                                          --------------    ---------------
ASSETS
Current assets:
  Cash                                    $   140,086       $    154,138
                                          -----------       ------------
    Total current assets                  $   140,086       $    154,138

Other assets:
  Other                                       116,906            102,700

                                          -----------       ------------
    Total other assets                        116,903            102,700

Total assets                              $   256,992       $    256,838
                                          ===========       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                          -0-                -0-
  Other current liabilities                       -0-                -0-
                                          -----------       ------------
    Total current liabilities                     -0-                -0-

Common Stockholders' equity:
  Common stock                                314,080            314,080
  Additional paid-in capital               13,304,849         13,304,849
  Retained earnings                       <12,732,965>       <12,732,965>
  Less cost of treasury stock                <629,126>          <629,126>
                                          -----------       ------------
    Common stockholders' equity               256,992            256,838

Total liabilities and stockholders'
  equity                                  $   256,992       $    256,838
                                          ===========       ============
/TABLE

PAGE
                                                           PAGE 4

                               AMERICAN NUCLEAR CORPORATION
                                 STATEMENTS OF CASH FLOW
                    FOR THE THREE MONTHS ENDED March 31, 1997 AND 1996
                                       (UNAUDITED)

                                                    Three Months Ended
                                                      September 30
                                                 1997              1996
                                                 ----------        ----------
Cash flows from discontinued operations:
  Net loss                                       $       156       $   <24,589>


Adjustments to reconcile net loss to net
  cash used by operating activities:
  (Increase) Decrease in other assets                <14,206>           26,204
                                                 -----------       -----------
  Total adjustments                                  <14,050>           26,204
                                                 -----------       -----------

  Net cash used in operating activities              <14,050>            1,615

Net increase (decrease) in cash during the
  period                                             <14,050>            1,615

Cash at the beginning of the period                  154,136             3,974

Cash at the end of the period                    $   140,086       $     5,589
                                                 ===========       ===========
/TABLE

  PAGE
                                                       PAGE 5

                            AMERICAN NUCLEAR CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS AND NINE MONTHS ENDED
                            SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

       Liquidation Basis

       The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current assets exceeded its current liabilities by $140,086 and $154,138 at March 31, 1997 and December 31, 1996 respectively. During 1994 the Company discontinued operations due to lack of operating capital. For financial reporting purposes, the Company has offset contractual liabilities totaling $392,000. These liabilities were recognized as income because the Company has no means of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with U.S. Nuclear Regulatory Commission (NRC) license requirements pertaining to the Company's reclamation site. The Company expects to be able to continue in compliance with the licensing requirements through 1999.

       The state of Wyoming declared the Company in default of its reclamation obligations when the Company terminated its business operations in May 1994. Subsequently the reclamation bond fund of $3,213,255 was acquired by the Wyoming DEQ through forfeiture proceedings. The state of Wyoming has declined to assume the NRC license, but has consented to perform certain reclamation obligations. The reclamation requirements have changed since the bond forfeiture, and the cash requirements have increased by an undetermined amount with a potential $3 million cost overrun. By state of Wyoming statute, the Company is liable for any cost overruns.

       The Company remains liable for completion of its reclamation obligations even though it does not have enough assets with which to complete those obligations. The NRC has served the Company with notice that the Company's deliberate abandonment of its reclamation site would constitute an intentional violation of the Atomic Energy Act of 1954 and could subject the Company to NRC enforcement actions and criminal sanctions. The Company intends to monitor its reclamation site for as long as possible in order to comply with requirements of its license.















  PAGE
                                                       PAGE 6


       Interim Financial Statements

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the unaudited financial statements included in the Company's Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.


  Per Share Amounts

       Earnings per share calculations are computed on the weighted average number of common shares outstanding during the respective periods.
  Shares under option and warrants have been disregarded because their effect is anti-dilutive.


  Discontinuance of Operations

       Management began seeking a purchaser for its mining properties in the third quarter of 1993. While potential purchasers continued to express interest, the Company did not receive any offer greater than the amount of the debt that is secured by the mortgage against the properties. Inability to sell the mining properties, depletion of capital and lack of revenues deprived the Company of operating capital. The Company determined to discontinue operations during May 1994 and to liquidate its miscellaneous property and to pay a portion of its current liabilities and other expenses associated with an orderly closing of business operations.




























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


                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

       The Company discontinued operations during May 1994. There were no operating revenues or operating losses reported during the first quarters of 1997 or 1996. See the "Discontinuance of Operations" and the "Liquidation and Capital Resources" sections regarding additional information about the Company's cessation of operations.

       General and administrative expenses were $12,806 and $7,249 for the three months ended March 31, 1997 and 1996. This represents an increase of 77% for the three months ended March 31, 1997 from the comparable 1996 period. The increase was due to the increased activity between the Company, the NRC and Wyoming DEQ.

       Reclamation expenses of $8,086 and $18,119 for the three months ended March 30, 1997 and 1996 were recognized because of the continuing reclamation obligations of the Company. These costs represent the ongoing costs of monitoring the Company's mill site, which is undergoing reclamation.

       There was no interest income for the first quarter of 1997 compared to the three month period ending 1996. This decrease is due to the forfeiture of the certificates of deposit in the Company's reclamation deposit held by the Wyoming Department of Environmental Quality.

       A net profit of $156 was recognized during the first quarter of 1997 compared to a $24,589 loss for the same period in 1996. The losses are expected to remain in the range of $25,000 per quarter as long as the Company continues to receive some of the reclamation reimbursements for continued monitoring of the reclamation site.


  Liquidity and Capital Resources

       The Company's working capital at March 31, 1997 was $140,086, while at December 31, 1996 it was $154,138. The decrease in working capital at March 31, 1997 was due to ongoing minimal operations.














  PAGE
                                                       PAGE 8




       During May 1994, the Company discontinued operations because of its lack of funds. Before that decision was made, the Company used its best efforts to obtain additional loans, raise equity funds through a proposed private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. None of these efforts were successful. Contingent reclamation liabilities exceed assets, and therefore, there will be no shareholder distributions. These financial statements are prepared on the basis that the mineral properties were foreclosed when the Company did not pay the mortgage due June 30, 1994. In addition, the Wyoming Department of Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ to be used by the DEQ for completing reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ may not cover all the expenses. The Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the federal program administered by the U.S. Department of Energy (DOE), for reimbursement of some of the reclamation work it has previously performed to clean up its mining and milling site. The DOE program has been funded by Congress and money has been allocated for the reimbursements. The Company received approximately $229,000 from this program during the last quarter of 1995 and approximately $176,000 during the third quarter of 1996. If Congress continues funding this Title X program, of which there is no assurance, the Company may receive additional DOE reimbursements during 1997. Under the prevailing law and the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds and any future funds that could be received under this program will be applied to ongoing monitoring obligations over the next several years, including payments to the Company's independent contractors to perform such services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed the funds that become available. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency and used by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds toward monitoring of the mill site in accordance with the NRC reclamation plan.

































  PAGE
                                                       PAGE 9




                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.

                                     AMERICAN NUCLEAR CORPORATION
                                     Registrant


                                      (signature)
  May 12, 1997                  By:  -----------------------------------
                                     William C. Salisbury
                                     President


                                      (signature)
  May 12, 1997                  By:  -----------------------------------
                                     Dennis A. Eckerdt
                                     Secretary and Treasurer