Form 10-Q
period 1997-06-30
AMERICAN NUCLEAR CORP
filed 1997-08-14
CIK 5550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED June 30, 1997

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

                                                                PAGE 2
                        AMERICAN NUCLEAR CORPORATION
                          STATEMENTS OF OPERATION
                         FOR THE THREE MONTHS ENDED
                       JUNE 30, 1997 AND JUNE 30, 1996
                                (UNAUDITED)

                                    Three Months Ended           Six Months Ended
                                          June 30                    June 30
                                  1997           1996         1997           1996
                                  ------         ------       ------         ------
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                      $      -0-    $      -0-    $      -0-     $      -0-

REVENUE FROM DISCONTINUED
   OPERATIONS
   Reclamation Reimbursement             -0-           -0-        21,048            -0-
                                  ----------    ----------    ----------     ----------
   Total revenue from
    discontinued operations              -0-           -0-        21,048            -0-

DISCONTINUED EXPENSES
   General and administrative         15,992        12,249        28,798         19,498
    Reclamation expense               11,636        18,621        19,722         36,740
    Interest income                   <2,221>         <779>       <2,221>        <1,558>
                                  ----------    ----------    ----------     ----------
    Total discontinued expenses       25,407        30,091        46,299         54,680

NET INCOME (LOSS)                 $  <25,407>   $  <30,091>      <25,251>       <54,680>


PER SHARE:

NET PROFIT (LOSS) BEFORE
  DISCONTINUED OPERATIONS PER
  SHARE                           $    <0.00>   $    <0.00>   $    <0.00>    $    <0.00>

DISCONTINUED OPERATIONS PER
  SHARE NET PROFIT (LOSS)         $    <0.00>   $    <0.00>   $    <0.00>    $    <0.01>

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               7,696,739     7,696,739     7,696,739      7,696,739

DIVIDENDS PER SHARE               $     0.00    $     0.00    $     0.00     $     0.00

                                                               PAGE 3

                            AMERICAN NUCLEAR CORPORATION
                                   BALANCE SHEETS
                         June 30, 1997 and December 31, 1996

                                             June 30,        Dec. 31,
                                              1997             1996
                                           (Unaudited)      (Unaudited)
                                          --------------    ---------------
ASSETS
Current assets:
  Cash                                    $   132,181       $    154,138
                                          -----------       ------------
    Total current assets                  $   132,181       $    154,138

Other assets:
  Other                                        99,406            102,700

                                          -----------       ------------
    Total other assets                         99,406            102,700

Total assets                              $   231,587       $    256,838
                                          ===========       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                          -0-                -0-
  Other current liabilities                       -0-                -0-
                                          -----------       ------------
    Total current liabilities                     -0-                -0-

Common Stockholders' equity:
  Common stock                                314,080            314,080
  Additional paid-in capital               13,304,849         13,304,849
  Retained earnings                       <12,758,216>       <12,732,965>
  Less cost of treasury stock                <629,126>          <629,126>
                                          -----------       ------------
    Common stockholders' equity               231,587            256,838

Total liabilities and stockholders'
  equity                                  $   231,587       $    256,838
                                          ===========       ============
/TABLE

PAGE
                                                           PAGE 4

                               AMERICAN NUCLEAR CORPORATION
                                 STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED June 30, 1997 AND 1996
                                       (UNAUDITED)

                                                    Six Months Ended
                                                         June 30
                                                 1997              1996
                                                 ----------        ----------
Cash flows from discontinued operations:
  Net loss                                       $   <25,251>      $   <54,680>


Adjustments to reconcile net loss to net
  cash used by operating activities:
  (Increase) Decrease in other assets                  3,294            56,185
                                                 -----------       -----------
  Total adjustments                                  <21,957>           56,185
                                                 -----------       -----------

  Net cash used in operating activities              <21,957>            1,505

Net increase (decrease) in cash during the
  period                                             <21,957>            1,505

Cash at the beginning of the period                  154,138             3,974

Cash at the end of the period                    $   132,181       $     5,479
                                                 ===========       ===========
/TABLE

  PAGE
                                                       PAGE 5

                            AMERICAN NUCLEAR CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                              JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

       Liquidation Basis

       The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current assets exceeded its current liabilities by $132,181 and $154,138 at June 30, 1997 and December 31, 1996 respectively. During 1994 the Company discontinued operations due to lack of operating capital. For financial reporting purposes, the Company has offset contractual liabilities totaling $392,000. These liabilities were recognized as income because the Company has no means of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with U.S. Nuclear Regulatory Commission (NRC) license requirements pertaining to the Company's uranium mining reclamation site. The Company expects to be able to continue in compliance with the licensing requirements through 1999.

       The state of Wyoming declared the Company in default of its reclamation obligations when the Company terminated its business operations in May 1994. Subsequently the reclamation bond fund of $3,213,255 was acquired by the Wyoming DEQ through forfeiture proceedings. The state of Wyoming has consented to perform certain reclamation obligations, but has declined to assume the NRC license and the associated obligations. The reclamation requirements have changed to require more work since the bond forfeiture, and the cash requirements to continue reclamation have increased by an undetermined amount. There is the potential of a cost overrun in the range of $3 million. The Company has not recognized a contingent liability for this amount because the Wyoming DEQ and NRC have not agreed upon a final reclamation plan upon which to base a cost estimate. By state of Wyoming statute, the Company is liable for any cost overruns.

       The Company remains liable for completion of its reclamation obligations even though it does not have enough assets with which to complete those obligations. The NRC has served the Company with notice that the Company's deliberate abandonment of its reclamation site would constitute an intentional violation of the Atomic Energy Act of 1954 and could subject the Company to NRC enforcement actions and criminal sanctions. The Company is complying with a NRC order to maintain and comply with the terms of its NRC license. Further, the Company has an agreement with the Wyoming DEQ to maintain its corporate existence in order to receive Title X reclamation reimbursement funds from the U.S. Department of Energy and transfer agreed upon amounts to the Wyoming DEQ. The Company intends to monitor its reclamation site for as long as possible in order to comply with the requirements of its license. For these reasons, the Company is unable to dissolve. The Company has no intention of entering into other businesses or continuing its limited operations beyond the time when it has fulfilled its obligations under the NRC license and those required by the state of Wyoming.





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


  Discontinuance of Operations

       Management began seeking a purchaser for its mining properties in the third quarter of 1993. While potential purchasers continued to express interest, the Company did not receive any offer greater than the amount of the debt that was secured by the mortgage against the properties. Inability to sell the mining properties, depletion of capital and lack of revenues deprived the Company of operating capital. The Company determined to discontinue operations during May 1994 and to liquidate its miscellaneous property and to pay and discharge its current liabilities and other expenses associated with an orderly closing of business operations.




























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


                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

       The Company discontinued operations during May 1994. There were no operating revenues or operating losses reported during the first two quarters of 1997 or 1996. See the "Discontinuance of Operations" and the "Liquidity and Capital Resources" sections in this report regarding additional information about the Company's cessation of operations.

       General and administrative expenses were $15,992 and $28,798 for the three and six months ended June 30, 1997 compared to $12,249 and $19,498 for the periods ended June 30, 1996. This represents increases of 30% and 47% for the three and six months ended June 30, 1997 from the comparable 1996 periods. The increase was due to the increased activity between the Company, the NRC and Wyoming DEQ.

       Reclamation expenses of $19,722 and $36,740 for the six months ended June 30, 1997 and 1996 were recognized because of the continuing reclamation work of the Company. These costs represent the ongoing costs of monitoring the Company's mill site during reclamation.

       There was $2,221 interest income for the first half of 1997 compared to $1,558 for the six month period ending June 30, 1996. The increase is due to the reimbursement of DOE funds to the Company. These funds will be used to monitor the reclamation site.

       A net loss of $25,251 was recognized during the first half of 1997 compared to a $54,680 loss for the same period in 1996. The losses are expected to remain in the range of $25,000 per quarter as long as the Company continues to receive some of the reclamation reimbursements for continued monitoring of the reclamation site.


  Liquidity and Capital Resources

       The Company's working capital at June 30, 1997 was $132,181, while at December 31, 1996 it was $154,138. The decrease in working capital at June 30, 1997 was due to the ongoing cost of limited operations.














  PAGE
                                                       PAGE 8




       During May 1994, the Company discontinued operations because of its lack of funds. Before that decision was made, the Company attempted to obtain additional loans, raise equity funds through a private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. None of these efforts were successful. These financial statements are prepared on the basis that the mineral properties were foreclosed when the Company did not pay the mortgage due June 30, 1994. The foreclosure sale actually occurred in 1995. In addition, the Wyoming Department of Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ to be used by the DEQ for completing reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ are not expected to cover all the expenses. The Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the federal program administered by the U.S. Department of Energy (DOE), for reimbursement of some of the reclamation work it has previously performed to clean up its mining and milling site. The DOE program has been funded by Congress and money has been allocated for the reimbursements. The Company received approximately $229,000 from this program during the last quarter of 1995 and approximately $176,000 during the third quarter of 1996. If Congress continues funding this Title X program, of which there is no assurance, the Company may receive additional DOE reimbursements during 1997. Under the prevailing law and the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds and any future funds that could be received under this program will be applied to ongoing monitoring and reclamation obligations over the next several years, including payments to the Company's independent contractors to perform such services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed the funds that become available. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency for use by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds toward monitoring and reclamation of the mill site in accordance with the NRC license.






















  PAGE
                                                       PAGE 9




                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.

                                     AMERICAN NUCLEAR CORPORATION
                                     Registrant



                                      (signature)
  August 12, 1997               By:  -----------------------------------
                                     William C. Salisbury
                                     President



                                      (signature)
  August 12, 1997               By:  -----------------------------------
                                     Dennis A. Eckerdt
                                     Secretary and Treasurer