Form 10-Q
period 1997-09-30
AMERICAN NUCLEAR CORP
filed 1997-11-07
CIK 5550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED September 30, 1997

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                 to
                                 ---------------    ----------------

  Commission File Number 0-1764


                          AMERICAN NUCLEAR CORPORATION
             (Exact Name of Registrant as Specified In Its Charter)


          Colorado                                     83-0178457
  ------------------------------             --------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)

                        P. O. Box 2713
                        Casper, Wyoming                       82602
            (Address of principal executive offices)       (Zip code)

  Registrant's telephone number, including area code:  (307) 265-7912

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

                                                                PAGE 2
                             AMERICAN NUCLEAR CORPORATION
                               STATEMENTS OF OPERATION
                      FOR THE THREE MONTHS AND NINE MONTHS ENDED
                       SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                     (UNAUDITED)

                                    Three Months Ended          Nine Months
Ended
                                       September 30               September
30
                                  1997           1996         1997
1996
                                  ------         ------       ------
------
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                      $      -0-    $      -0-    $      -0-     $
    -0-

REVENUE FROM DISCONTINUED
   OPERATIONS
   Reclamation Reimbursement             -0-       175,555        21,048
175,555
   Sale of Assets                        -0-        10,000           -0-
 10,000
                                  ----------    ----------    ----------
----------
   Total revenue from
    discontinued operations              -0-       185,555        21,048
185,555

DISCONTINUED EXPENSES
   General and administrative         15,517        23,406        44,315
 42,904
    Reclamation expense               10,399       100,694        30,121
137,434
    Interest income                     <454>         <787>       <2,675>
 <2,345>
                                  ----------    ----------    ----------
----------
    Total discontinued expenses       25,462       123,313        71,761
177,993

NET INCOME (LOSS)                 $  <25,462>   $  <62,242>      <50,713>
 <7,562>


PER SHARE:

NET PROFIT (LOSS) BEFORE
  DISCONTINUED OPERATIONS PER
  SHARE                           $    <0.00>   $    <0.00>   $    <0.00>    $
  <0.00>

DISCONTINUED OPERATIONS PER
  SHARE NET PROFIT (LOSS)         $    <0.00>   $     0.01    $    <0.01>    $
  <0.01>

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               7,696,739     7,696,739     7,696,739
7,696,739

DIVIDENDS PER SHARE               $     0.00    $     0.00    $     0.00     $
   0.00

                                                                 PAGE 3

                              AMERICAN NUCLEAR CORPORATION
                                     BALANCE SHEETS
                       September 30, 1997 and December 31, 1996

                                            September 30,       Dec. 31,
                                                1997             1996
                                             (Unaudited)      (Unaudited)
                                            --------------    ---------------
  ASSETS
  Current assets:
    Cash                                    $   124,219       $    154,138
                                            -----------       ------------
      Total current assets                  $   124,219       $    154,138

  Other assets:
    Other                                        81,906            102,700

                                            -----------       ------------
      Total other assets                         81,906            102,700

  Total assets                              $   206,125       $    256,838
                                            ===========       ============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Trade accounts payable                          -0-                -0-
    Other current liabilities                       -0-                -0-
                                            -----------       ------------
      Total current liabilities                     -0-                -0-

  Common Stockholders' equity:
    Common stock                                314,080            314,080
    Additional paid-in capital               13,304,849         13,304,849
    Retained earnings                       <12,783,678>       <12,732,965>
    Less cost of treasury stock                <629,126>          <629,126>
                                            -----------       ------------
      Common stockholders' equity               206,125            256,838

  Total liabilities and stockholders'
    equity                                  $   206,125       $    256,838
                                            ===========       ============
    /TABLE

PAGE
                                                             PAGE 4

                               AMERICAN NUCLEAR CORPORATION
                                 STATEMENTS OF CASH FLOW
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                       (UNAUDITED)

                                                   Nine Months Ended
                                                        June 30
                                                 1997              1996
                                                 ----------        ----------
Cash flows from discontinued operations:
  Net loss                                       $   <50,713>      $
<7,562>


Adjustments to reconcile net loss to net
  cash used by operating activities:
  (Increase) Decrease in other assets                 20,794
<91,853>
  (Decrease) Increase in accounts payable                -0-            87,000
                                                 -----------       -----------
  Total adjustments                                   20,794
<4,583>
                                                 -----------       -----------

  Net cash used in operating activities              <29,919>            2,709

Net increase (decrease) in cash during the
  period                                             <29,919>            2,709

Cash at the beginning of the period                  154,138             3,974

Cash at the end of the period                    $   124,219       $     6,683
                                                 ===========       ===========
/TABLE

    PAGE
                                                         PAGE 5

                              AMERICAN NUCLEAR CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS AND NINE MONTHS ENDED
                              SEPTEMBER 30, 1997 AND 1996
                                      (UNAUDITED)

                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

         Liquidation Basis

         The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current assets exceeded its current liabilities by $124,219 and $154,138 at September 30, 1997 and December 31, 1996 respectively. During 1994 the Company discontinued operations due to lack of operating capital. For financial reporting purposes, the Company has offset contractual liabilities totaling $392,000. These liabilities were recognized as income because the Company has no means of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with U.S. Nuclear Regulatory Commission (NRC) license requirements pertaining to the Company's uranium mining reclamation site. The Company expects to be able to continue in compliance with the licensing requirements through 1999.

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


                       MANAGEMENTS DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Results of Operations

         The Company discontinued operations during May 1994. There were no operating revenues or operating losses reported during the first three quarters of 1997 or 1996. See the "Discontinuance of Operations" and the "Liquidity and Capital Resources" sections in this report regarding additional information about the Company's cessation of operations.

         General and administrative expenses were $15,517 and $44,315 for the three and nine months ended September 30, 1997 compared to $23,406 and $42,904 for the periods ended September 30, 1996. This represents a 33% decrease for the three months and a 3% increase for the nine months ended September 30, 1997 from the comparable 1996 periods. The increase was due to the increased activity between the Company, the NRC and Wyoming DEQ.

         Reclamation expenses of $30,121 and $137,434 for the nine months ended September 30, 1997 and 1996 were recognized because of the continuing reclamation work of the Company. These costs represent the ongoing costs of monitoring the Company's mill site during reclamation. The 1996 expense reflects a payment to the Wyoming DEQ of a portion of the reclamation funds received from the DOE.

         There was $2,675 interest income for the first three quarters of 1997, compared to $2,345 for the nine month period ending September 30, 1996. The interest is due to the reimbursement of DOE funds to the Company. These funds will be used to monitor the reclamation site.

         A net loss of $50,713 was recognized during the first three quarters of 1997 compared to a $7,562 profit for the same period in 1996. The losses are expected to remain in the range of $25,000 per quarter as long as the Company continues to receive some of the reclamation reimbursements for continued monitoring of the reclamation site.


    Liquidity and Capital Resources

         The Company's working capital at September 30, 1997 was $124,219, while at December 31, 1996 it was $154,138. The decrease in working capital at September 30, 1997 was due to the ongoing cost of limited operations.









    PAGE
                                                         PAGE 8




         During May 1994, the Company discontinued operations because of its lack of funds. Before that decision was made, the Company attempted to obtain additional loans, raise equity funds through a private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. None of these efforts were successful. These financial statements are prepared on the basis that the mineral properties were foreclosed when the Company did not pay the mortgage due June 30, 1994. The foreclosure was completed in 1996. In addition, the Wyoming Department of Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ to be used by the DEQ for completing reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ are not expected to cover all the expenses. The Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the federal program administered by the U.S. Department of Energy (DOE), for reimbursement of some of the reclamation work it has previously performed to clean up its mining and milling site. The DOE program has been funded by Congress and money has been allocated for the reimbursements. The Company received approximately $229,000 from this program during the last quarter of 1995 and approximately $176,000 during the third quarter of 1996. If Congress continues funding this Title X program, of which there is no assurance, the Company may receive additional DOE reimbursements during 1997. Under the prevailing law and the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds and any future funds that could be received under this program will be applied to ongoing monitoring and reclamation obligations over the next several years, including payments to the Company's independent contractors to perform such services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed the funds that become available. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency for use by the state to perform reclamation. The Tennessee Valley Authority
    (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds toward monitoring and reclamation of the mill site in accordance with the NRC license.















    PAGE
                                                         PAGE 9




                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.

                                       AMERICAN NUCLEAR CORPORATION
                                       Registrant



                                        (signature)
    November 5, 1997             By:  -----------------------------------
                                       William C. Salisbury
                                       President



                                        (signature)
    November 5, 1997             By:  -----------------------------------
                                       Dennis A. Eckerdt
                                       Secretary and Treasurer