Form 10-K
period 1997-12-31
AMERICAN NUCLEAR CORP
filed 1998-03-18
CIK 5550

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-K



  /X/  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1997
                             or

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

  Based upon the bid prices of the common stock on January 31, 1998 of $0.001 per share, the aggregate market value of the voting stock held on that date by non-affiliates of the registrant was $7,677.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1997: 4 cent par value - 7,696,739

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


  Status of Uranium Business

       After the Tennessee Valley Authority terminated its mining activities in 1982 that were conducted through the Company's partnership called Federal American Partners, the Company has ceased to be engaged in mining or milling uranium. The Company identified significant quantities of uranium resources in the ground among its uranium properties, but market prices were never adequate thereafter to enable the properties to be economically mined. The market for uranium remained low, and it was still not economically feasible to mine the Company's uranium properties at those prices. Imports of foreign uranium at low prices, especially from Russia and Canada, and excess inventories of uranium were the primary factors that dampened prices to a low of approximately $7.15 per pound in 1991. In 1993 and 1994, spot prices for short-term deliveries of uranium were approximately $9.50 per pound. In efforts to generate working capital, the Company, during the fourth quarter of 1993, offered its mineral properties for sale. No purchase offers that exceeded the CRIC debt against the properties were received. Therefore, in May 1994 the Company discontinued all its business operations due to lack of operating capital. For a more complete discussion of the uranium properties formerly held by the Company, see Item 2, Properties.

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

       Due to the lack of a sale of its uranium properties and limited operating capital, the Company was compelled to discontinue all business operations during May 1994. At the time the Company discontinued business operations, it was unable to continue required reclamation work at the level required by law. The DEQ declared the Company in default of its reclamation obligations and began reclamation bond forfeiture proceedings against the Company. These proceedings resulted in forfeiture of the bond fund of $3,213,255 to the State of Wyoming in October 1994. The Company has continued to monitor the reclamation site, as ordered by the NRC and required by the terms of the NRC license. The Company expects that reclamation of the mill site will ultimately be performed by the DEQ to the extent of the available funds. The state of Wyoming has assumed certain NRC license obligations under conditions that limit its ultimate liability. The Company will continue to be the licensee and responsible for all NRC license monitoring requirements. By statute the DEQ may hold the company liable for any reclamation costs incurred by the DEQ in excess of the forfeited bond amount. The total reclamation cost for which the Company remains obligated will not be known for several years until reclamation work is completed.

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


  Employees

       As of December 31, 1997, the Company had no employees.


  Item 2.  Properties
  -------  ----------

      The Company has no property holdings. The Peach properties previously held by the Company consisted of unpatented mining claims located on the public domain of the United States in the Gas Hills area of central Wyoming. The Company had been unable to mine the properties or sell them to another uranium producer because of the continued low market price for uranium.

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

  Item 3.     Legal Proceedings.
  -------     -----------------

       There are no legal proceedings pending against the Company.


  Item 4.     Submission of Matters to a Vote of Security Holders.
  -------     ---------------------------------------------------

       No matters for decision were submitted to a vote of shareholders during the year ended December 31, 1997.


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

                               Price Ranges (closing bid)
                         For Calendar Years Ended December 31
                         ------------------------------------
                          1997            1996             1995
                         ------          ------           ------
                       Low    High     Low    High      Low    High
                       ----   ----     ----   ----      ----   ----
First Quarter  .....   .001   .001     0.001  0.001     0.001  0.001
Second Quarter .....   .001   .001     0.001  0.001     0.001  0.001
Third Quarter  .....   .001   .001     0.001  0.001     0.001  0.001
Fourth Quarter .....   .001   .001     0.001  0.001     0.001  0.001

<F1>     (a)  The low and high prices for the stock on January 31, 1998 were $.001 and
              $.001.

<F2>     (b)  Based solely upon the number of record holders, the approximate number of stockholders of the common stock of the Company as of January 31, 1998 was
              1716.

<F3>     (c)  No dividends have been declared with respect to the common stock during the fiscal years ended December 31, 1997, 1996 and 1995.


Item 6.     Selected Financial Data.
-------     -----------------------

                        Year         Year         Year         Year         Year
                        Ended        Ended        Ended        Ended        Ended
                        December     December     December     December     December
                        31, 1997     31,1996      31,1995      31,1994      31,1993
                        (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                        --------     --------     --------     --------     --------
                               ($000's are omitted except per share amounts)


INCOME STATEMENT

Revenue From
  Discontinued
  Operations            $ -0-        $ -0-        $  -0-       $   -0-      $   323
Net Income (Loss)       $(10)        $ 205        $  386       $(4,991)     $(4,074)

BALANCE SHEET

Working Capital(1)      $134         $ 154        $  (62)      $  (391)     $(2,214)
Total Assets            $246         $ 257        $  218       $    72      $ 9,845
Total Liabilities       $ -0-        $ -0-        $  167       $   406      $ 5,189
Long-Term
  Obligations           $ -0-        $ -0-        $  -0-       $   -0-      $ 2,786
Common Stockholders'
  Equity (Deficit)      $246         $ 257        $   51       $  (335)     $ 4,656

LOSS PER COMMON
  SHARE(2)

Income (loss) from
  Operations            $0.00        $0.03        $ 0.05      $  (0.65)     $ (0.53)
  Dividends Paid Per
    Common Share        $ -0-        $ -0-        $  -0-      $    -0-      $   -0-


<F1>     (1)  Exclusive of assets held for sale.
<F2>     (2)  The weighted average number of shares of common stock outstanding during the years ended December 31, 1997, 1996, 1995 and 1994 were 7,696,739 during all four years.

  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.
  -------     -------------------------------------------------

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


  Results of Operations

       During 1997 the Company continued to monitor the reclamation site in accordance with NRC and Wyoming DEQ regulations. The funds were provided primarily through payments received during 1995, 1996 and 1997 from the U.S. Department of Energy (DOE) program Title X federal funds.

       The Company applied, under the Title X federal program administered by the (DOE), for reimbursement of some of the expenses of reclamation work it has previously performed to clean up its mining and milling site. The Company's claims are for approximately $764,000 of which the Company received $119,676, $175,555, and $229,707, during 1997, 1996 and 1995, respectively. The remaining payment is expected to be paid over the next several years. Under the prevailing law and agreements with the Wyoming DEQ, and under the terms of the license and order of the U.S. Nuclear Regulatory Commission that requires the Company to continue to monitor the site, the funds and any future funds that may be received under this program will be applied by the Wyoming DEQ and the Company to reclamation and ongoing monitoring and maintenance obligations over the next several years, including payments to the Company's independent contractors to perform monitoring services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to exceed any of the funds that become available. The DEQ has notified the Company that the reclamation bond may be deficient by as much as $3 million. The DEQ has statutory authority to sue the Company for the bond deficiency. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency and used by the state to perform reclamation. The Tennessee Valley Authority
  (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds primarily toward monitoring and reclamation of the mill site in accordance with the NRC reclamation plan.

       During 1995 CRIC foreclosed upon the Company's Peach properties for non-payment of its $2,031,200 loan. The loan plus accrued interest totaled approximately $3,000,000 at November 28,1996, the end of the one year redemption period the Company had to reacquire the properties.

       General and administrative expenses decreased approximately 36% compared to the 1996 reported general and administrative expenses due to the finalization of agreements between the Company, NRC and DEQ and the sale of the Peach property redemption rights during 1996. General and administrative expenses increased approximately 43% during the year ended December 31,1996 compared to 1995 because of efforts to achieve these agreements.

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

       On August 31, 1994 the Company abandoned, through non-payment of the $100 per claim annual rental fees due on that date, 500 mining claims with a remaining book value of zero. During December 1993 and March 1994, mineral property impairments of $3 million and $4.2 million, respectively, for the remaining mining claims were recorded. After 1994 the Company no longer had any property holdings.

       Reclamation reimbursements of $119,676, $175,555 and $229,707 were received from the DOE during 1997, 1996, and 1995, respectively.

       Interest expense for the year ended December 31, 1994 was $125,660. Interest expense for the years ended December 31,1996 and 1995 were zero due to the foreclosure by CRIC upon the Company's Peach properties.

  Liquidity and Capital Resources

       During 1994 the Company discontinued operations due to the lack of operating capital. For financial reporting purposes the Company has offset its $219,000 contractual obligations towards incompleted byproduct disposal contracts and $173,000 obligation to third parties for payments they made to the Wyoming DEQ upon the reclamation bond forfeiture. These liabilities totaling $392,000 were recognized as income because the Company has no means to repay the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with the NRC license requirements. The state of Wyoming declared the Company in default of its reclamation obligations when the Company terminated its business operations in May 1994. Subsequently the reclamation bond fund of $3,213,255 was acquired by the DEQ through forfeiture proceedings. The bond fund had been funded in the full amount fixed by the DEQ, and approved by the NRC, as the entire cost of completing the required reclamation work and performing under the Company's license. The reclamation requirements have been changed and the amount required to perform the reclamation under the new requirements increased. By state of Wyoming statute, the Company is liable for any cost overruns, none of which exist at this time. The Company expects to be able to continue in compliance with the licensing requirements through 1999.

       The Company's working capital at December 31, 1997 and 1996 was $134,000 and $154,000 respectively, compared to a deficit at December 31, 1995 of $163,000. The reduced working capital deficit at December 31, 1997 is due to the ongoing reclamation monitoring and general and administrative costs incurred by the Company. The increased working capital during 1996 is the direct result of the sale of the Company's redemption right for $146,000 and DOE reclamation reimbursement of $176,000.

       During the past three years the Company has relied upon the payment of funds from the DOE Title X reclamation reimbursements to continue the required ongoing reclamation and monitoring obligations of the Company.

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



                              PART III
                              --------

  Item 10.   Directors and Executive Officers of the Registrant.
  --------   --------------------------------------------------

       The following table sets forth certain information concerning directors and executive officers of the Company:

                                                 Year
  Name and All Positions                         First Became
  Currently Held With                            A Director/
  the Corporation                     Age        Officer
  ---------------                     ---        ------------
  William C. Salisbury, President     50         1993
    Director                                     1993

  Dennis A. Eckerdt, Secretary        49         1994
    Chief Financial Officer                      1991
    Director                                     1992

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


  Item 11.   Executive Compensation.
  --------   -----------------------

  Cash Compensation

       The following table shows all cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as other compensation paid or accrued during the fiscal years indicated to the Chief Executive Officer and the four other highest paid executive officers of the Company as of the end of the Company's last fiscal year whose salary and bonus for such period in all capacities in which the executive officer served exceed $100,000. There were no payments to said officers exceeding $100,000 during the past three years.


                                  SUMMARY COMPENSATION TABLE
                                                            Long Term Compensation
                                                            ----------------------
                        Annual Compensation               Awards            Payouts
                        -------------------        ---------------------  -----------------

(a)                     (b)   (c)        (d)       (e)        (f)         (g)       (h)      (i)
                                                   Other      Restricted                      All
                                                   Annual     Stock                 LTIP      Other
Name and Principal                                 Compen-    Award       Options/  Payouts   Compen-
Position                Year  Salary($)  Bonus($)  sation($)  ($)         SARs      ($)       sation($)
------------------      ----  ---------  --------  ---------  ----------  --------  -------   ---------
William C. Salisbury(1) 1997  ---        ---       ---        ---         ---       ---       ---
  President             1996  ---        ---       ---        ---         ---       ---       ---
                        1995  ---        ---       ---        ---         ---       ---       $37,360(3)
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

       Salt Ridge Energy, Inc., which is wholly owned by Mr. Salisbury, was paid $51,000 during 1997 and $77,769 during 1996 for site monitoring work, reclamation obligations, and general and administrative fees for managing the Company's activities.

                              PART IV
                              -------

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
  --------  -------------------------------------------------------

       (a)  The following documents are filed as a part of this report:

            1.  Financial Statements:
                - Balance Sheets, December 31, 1997 (unaudited), December
                    31, 1996, (Unaudited) and December 31, 1995
                    (Unaudited).
                - Statements of Operations and Retained Earnings
                    (Accumulated Deficit) for the years ended December 31,1997 (Unaudited), 1996, (Unaudited), and 1995
                    (Unaudited).
                - Statements of Cash Flows for the years ended December 31,
                    1997 (Unaudited), 1996 (Unaudited), and 1995
                    (Unaudited).
                - Notes to Financial Statements for the years ended
                    December 31, 1997 (Unaudited), 1996 (Unaudited), and 1995 (Unaudited).

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

        c)    Exhibits.
              --------


Exhibit                                                                    Sequential
Number        Description                                                 Page No.
-------       -----------
EX-3.(i).1    Restated Articles of Incorporation, dated October 28,
              1991 (incorporated herein by reference from the
              exhibits to Registrant's report filed on Form 10-Q
              dated September 30, 1992).

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

                REGISTRANT:  AMERICAN NUCLEAR CORPORATION



           By:  (Signature)
                --------------------------------
                William C. Salisbury, President
         Date:  March 16, 1998


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           By:    (Signature)
                ---------------------------------------
                Dennis A. Eckerdt, Secretary,
                Treasurer and Director
         Date:  March 16, 1998



           By:    (Signature)
                ---------------------------------------
                William C. Salisbury, President,
                and Director
         Date:  March 16, 1998


AMERICAN NUCLEAR CORPORATION

BALANCE SHEETS DECEMBER 31, 1997 (Unaudited), 1996 (Unaudited), and 1995 (Unaudited)

ASSETS
------
                                                December 31,  December 31,  December 31,
                                                   1997          1996          1995
                                        NOTES   (Unaudited)   (Unaudited)   (Unaudited)
                                        -----   -----------   -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                     $   134,096   $   154,137   $     3,974
                                                -----------   -----------   -----------
            Total current assets                    134,096       154,137         3,974
                                                -----------   -----------   -----------

  OTHER ASSETS:
  Reclamation deposit                   1                                       113,232
  Other                                             112,366       102,700       101,358
                                                -----------   -----------   -----------
          Total other assets                        112,366       102,700       214,590
                                                -----------   -----------   -----------
  TOTAL                                         $   246,462   $   256,837   $   218,564
                                                ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Trade accounts payable                                -0-           -0-   $    53,979
  Other current liabilities                             -0-           -0-       113,232
                                                -----------   -----------   -----------
            Total current liabilities                   -0-           -0-       167,211
                                                -----------   -----------   -----------

ESTIMATED RECLAMATION COSTS             1

COMMITMENTS AND CONTINGENCIES           1





AMERICAN NUCLEAR CORPORATION

BALANCE SHEETS DECEMBER 31, 1997 (Unaudited), 1996, (Unaudited), and 1995 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                        December 31,     December 31,     December 31,
                                            1997            1996             1995
                                NOTES   (Unaudited)      (Unaudited)      (Unaudited)
                                -----   -----------      -----------      -----------
STOCKHOLDERS' EQUITY:           3

  Common stock (7,696,739
    shares standing)                        314,080           314,080         314,080
  Additional paid-in capital             13,304,849        13,304,849      13,304,849
  Retained earnings
    (accumulated deficit)               (12,743,341)      (12,732,965)    (12,938,450)
  Less cost of common stock
    held in treasury                       (629,126)         (629,126)       (629,126)
                                       ------------      ------------     -----------
-----------
Stockholders' equity (deficit)              246,462           256,837          51,353
                                        -----------      ------------     -----------

TOTAL                                   $   246,462      $    256,837     $   218,564
                                        ===========      ============     ===========

See notes to financial statements.

AMERICAN NUCLEAR CORPORATION

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT) FOR THE YEARS
ENDED DECEMBER 31, 1997 (Unaudited), 1996 (Unaudited), and 1995 (Unaudited)

                                             Year Ended     Year Ended      Year Ended
                                             December       December        December
                                             31, 1997       31, 1996        31, 1995
                                   NOTES     (Unaudited)    (Unaudited)     (Unaudited)
                                   -----     -----------     -----------    -----------
REVENUE FROM DISCONTINUED
OPERATIONS:

Total revenues from
  discontinued operations                             -0-             -0-             -0-
                                             ------------    ------------    ------------
DISCONTINUED EXPENSES:
General and administrative                         62,553          96,936          67,786

Reclamation                        1               74,567          80,984         182,180

                                             ------------     -----------    ------------

Total discontinued operating
  expenses                                        137,120         177,920         249,966

OTHER INCOME (EXPENSE):
  Reclamation Reimbursement                       119,721         175,555         229,707
  DEQ Interest income                               7,023           9,624           4,374
  Gain (loss) on sale of
    investments and other                             -0-             -0-          10,000
  Other Income                                                    198,226         392,000
                                             ------------     ------------   ------------
NET INCOME (LOSS)                                 (10,376)        205,485         386,115

RETAINED EARNINGS
  (Accumulated Deficit):
  Beginning of period                         (12,732,965)    (12,938,450)    (13,324,565)
                                             ------------    ------------    ------------
  End of period                              $(12,743,341)   $(12,732,965)   $(12,938,450)
                                             ============    ============    ============

NET LOSS BEFORE DISCONTINUED
 OPERATION PER SHARE                         $        -0-    $        -0-    $        -0-

DISCONTINUED OPERATION PER SHARE             $      (0.00)   $       0.03    $       0.05
                                             ------------    ------------    ------------

NET INCOME (LOSS) PER COMMON SHARE           $      (0.00)   $       0.03    $       0.05
                                             ============    ============    ============

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING                 1          7,696,739       7,696,739       7,696,739
                                             ============    ============    ============

See notes to financial statements.

AMERICAN NUCLEAR CORPORATION

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1997 (Unaudited),
1996 (Unaudited), AND 1995 (Unaudited)

                                          Year            Year            Year
                                          Ended           Ended           Ended
                                          December        December        December
                                          31, 1997        31, 1996        31, 1995
                                          (Unaudited)     (Unaudited)     (Unaudited)
                                          -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $   (10,376)    $   205,485     $   386,115
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:

Decrease (increase) in Assets:
  Reclamation deposit                                         113,232        (113,232)
  Other assets                                 (9,665)         (1,343)        (45,517)

Increase (decrease) in Liabilities:
  Trade accounts payable                                      (53,979)         39,255
  Deferred revenue                                                           (219,000)
  Other liabilities                                          (113,232)        (59,768)
                                          -----------     -----------     -----------
  Net cash from operating
   activities                                 (20,041)        150,163         (12,147)
                                          -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            (20,041)        150,163         (12,147)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                         154,137           3,974          16,121
                                          -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                  $   134,096         154,137     $     3,974
                                          ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Interest paid                             $       -0-     $       -0-     $       -0-
                                          ===========     ===========     ===========
Issuance of stock for ESOP
  contribution                            $       -0-     $       -0-     $       -0-
                                          ===========     ===========     ===========
Issuance of stock for stock bonus         $       -0-     $       -0-     $       -0-
                                          ===========     ===========     ===========

  See notes to financial statements.

  AMERICAN NUCLEAR CORPORATION


  NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1997 (Unaudited), 1996 (Unaudited), AND 1995 (Unaudited)


  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  Liquidation Basis of Presentation
  ---------------------------------

       The accompanying unaudited 1997, 1996 and 1995 financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities during 1997, 1996 and 1995. The statements of operations and retained earnings and cash flows for the years ended December 31, 1997, 1996 and 1995 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

       As of December 31, 1997 the Company's current assets exceed current liabilities by approximately $134,000. The Company's current assets are reserved for site reclamation and mill site monitoring.

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


  Major Customer
  ----------------

       The Company had no customers in 1997, 1996 and 1995.


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

       At December 31, 1997 the Company had approximately $20 million of net operating loss carryovers which expire during 1997 through 2009. The future utilization of net operating loss carry-overs are subject to rules and regulations of the Internal Revenue Service which could prevent utilization of the net operating loss and carry-overs.

  3.  STOCKHOLDERS' EQUITY

       The Company's authorized common stock consists of 25,000,000 shares of $.04 par value common stock. Changes in common stock issued and outstanding during the years ended December 31, 1995, 1996 and 1997 were as follows:


                                              Common Stock
                             -----------------------------------------
                                                         Held in
                                    Issued          Treasury (at cost)   Additional
                             -------------------   -------------------   Paid-in
                             Shares     Amount     Shares     Amount     Capital
                             ---------  --------   -------   ---------   -----------
Balance, December 31, 1995   7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                             ---------  --------   -------   ---------   -----------
Balance, December 31, 1996   7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                             ---------  --------    -------  ---------  -----------
Balance, December 31, 1997   7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                             =========  ========   ========  =========   ===========


  Redeemable Preferred Stock
  --------------------------

       The Company's authorized preferred stock consists of 15,000,000 shares of $1 par value preferred stock with a liquidation value of $10.00 per share. There were no outstanding preferred shares during the periods ended December 31, 1997, 1996 and 1995.


  Stock Warrants
  -------------

       The Company had warrants outstanding for the purchase of 49,020 shares of common stock, exercisable at $0.875 per share, which expired on August 26, 1995.


  Employee Stock Ownership Plan
  ------------------------------

       The Company had an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. Contributions to the Plan were made at the Company's discretion. On March 6, 1992 the Board of Directors resolved to terminate the ESOP and replace it with a money purchase plan. The money purchase plan received approval by a vote of the shareholders on June 17, 1992. During the year ended December 31, 1992, the Company made contributions to the Plan of 5,272 shares of the Company's common stock. At December 31, 1994 the Plan held 4,235 shares of the Company's common stock for the account of prior participating employees that cannot be located. On December 31, 1997, 1996 and 1995 the common stock had relatively no market value.

  Non-qualified Stock Options
  ---------------------------

       There were no options exercised during the three years ended December 31, 1997 and there were no outstanding options under this Plan at December 31, 1997.


  1992 Incentive Stock Option Plan
  --------------------------------

       As of December 31,1997 there were no stock options outstanding under the 1992 Incentive Stock Option Plan.


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


  Money Purchase Pension Plan
  ---------------------------

       During 1992 the Company adopted a Money Purchase Pension Plan (herein "Plan"), with a plan year ending each December 31, whereby the Company contributed to all participants. The Company accrued contributions of $11,705, for 1994. The Money Purchase Pension Plan was terminated in 1994 upon termination of employment of all of the Company's employees.


  Employment Agreements
  ---------------------

       The Company had no employment contracts with any employees at December 31, 1997.