Form 10-Q
period 1998-03-31
AMERICAN NUCLEAR CORP
filed 1998-05-15
CIK 5550

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    (Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED March 31, 1998

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

                                                                  PAGE 2
                               AMERICAN NUCLEAR CORPORATION
                               STATEMENTS OF OPERATION
                              FOR THE THREE MONTHS ENDED
                           MARCH 31, 1998 AND MARCH 31, 1997
                                     (UNAUDITED)

                                            Three Months Ended
                                                 March 31
                                          1998           1997
                                          ------         ------
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                              $      -0-    $      -0-

REVENUE FROM DISCONTINUED
   OPERATIONS
   Reclamation Reimbursement                     -0-        21,048
   Sale of Assets                                -0-           -0-
                                          ----------    ----------
   Total revenue from
    discontinued operations                      -0-        21,048

DISCONTINUED EXPENSES
   General and administrative                 10,555        12,806
    Reclamation expense                        8,115         8,086
    Interest income                             <908>          -0-
                                          ----------    ----------
    Total discontinued expenses               17,762        20,892

NET INCOME (LOSS)                         $  <17,762>   $      156


PER SHARE:

NET PROFIT (LOSS) BEFORE
  DISCONTINUED OPERATIONS PER
  SHARE                                   $    <0.00>   $    <0.00>

DISCONTINUED OPERATIONS PER
  SHARE NET PROFIT (LOSS)                 $    <0.00>   $     0.00

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                       7,696,739     7,696,739

DIVIDENDS PER SHARE                       $     0.00    $     0.00

                                                                 PAGE 3

                              AMERICAN NUCLEAR CORPORATION
                                     BALANCE SHEETS
                           March 31, 1998 and December 31, 1997

                                              March 31,       Dec. 31,
                                                1998             1997
                                             (Unaudited)      (Unaudited)
                                            --------------
  ---------------
  ASSETS
  Current assets:
    Cash                                    $   125,334       $    134,096
                                            -----------       ------------
      Total current assets                  $   125,334       $    134,096

  Other assets:
    Other                                       103,366            112,366

                                            -----------       ------------
      Total other assets                        103,366            112,366

  Total assets                              $   228,700       $    246,462
                                            ===========       ============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Trade accounts payable                          -0-                -0-
    Other current liabilities                       -0-                -0-
                                            -----------       ------------
      Total current liabilities                     -0-                -0-

  Common Stockholders' equity:
    Common stock                                314,080            314,080
    Additional paid-in capital               13,304,849         13,304,849
    Retained earnings                       <12,761,103>       <12,743,341>
    Less cost of treasury stock                <629,126>          <629,126>
                                            -----------       ------------
      Common stockholders' equity               228,700            246,462

  Total liabilities and stockholders'
    equity                                  $   228,700       $    246,462
                                            ===========       ============
    /TABLE

PAGE
                                                             PAGE 4

                               AMERICAN NUCLEAR CORPORATION
                                 STATEMENTS OF CASH FLOW
                     FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                       (UNAUDITED)

                                                 Three Months Ended
                                                     March 31
                                              1998              1997
                                              ----------        ----------
Cash flows from discontinued operations:
  Net loss                                    $   <17,762>      $       156


Adjustments to reconcile net loss to net
  cash used by operating activities:
  (Increase) Decrease in other assets               9,000           <14,206>
  (Decrease) Increase in accounts payable             -0-               -0-
                                              -----------       -----------
  Total adjustments                                 9,000           <14,206>
                                              -----------       -----------

  Net cash used in operating activities            <8,762>          <14,050>

Net increase (decrease) in cash during the
  period                                           <8,762>          <14,050>

Cash at the beginning of the period               134,096           154,136

Cash at the end of the period                 $   125,334       $   140,086
                                              ===========       ===========
/TABLE

    PAGE
                                                         PAGE 5

                              AMERICAN NUCLEAR CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS AND NINE MONTHS ENDED
                                MARCH 31, 1998 AND 1997
                                      (UNAUDITED)

                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

         Liquidation Basis

         The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current assets exceeded its current liabilities by $125,334 and $134,096 at March 31, 1998 and December 31, 1997 respectively. During 1994 the Company discontinued operations due to lack of operating capital. For financial reporting purposes, the Company has offset contractual liabilities totaling $392,000. These liabilities were recognized as income because the Company has no means of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with U.S. Nuclear Regulatory Commission (NRC) license requirements pertaining to the Company's uranium mining reclamation site. The Company expects to be able to continue in compliance with the licensing requirements through 1999.

         The state of Wyoming declared the Company in default of its reclamation obligations when the Company terminated its business operations in May 1994. Subsequently the reclamation bond fund of $3,213,255 was acquired by the Wyoming DEQ through forfeiture proceedings. The state of Wyoming has consented to perform certain reclamation obligations, but has declined to assume the NRC license and the associated obligations. The reclamation requirements have changed to require more work since the bond forfeiture, and the cash requirements to continue reclamation have increased by an undetermined amount. There is the potential of a cost overrun in the range of $3 million or considerably more. The Company has not recognized a contingent liability for this amount because the Wyoming DEQ and NRC have not agreed upon a final reclamation plan upon which to base a cost estimate. By state of Wyoming statute, the Company is liable for any cost overruns.

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


    PAGE
                                                         PAGE 6


         Interim Financial Statements

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the unaudited financial statements included in the Company's Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.


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

         General and administrative expenses were $10,555 for the three months ended March 31, 1998 compared to $12,806 for the period ended March 31, 1997. This represents a 17% decrease for the three months ended March 31, 1998 from the comparable 1997 period. The decrease was due to the reduced activity between the Company, the NRC and Wyoming DEQ.

         Reclamation expenses of $8,115 and $8,086 for the three months ended March 31, 1998 and 1997 were recognized because of the continuing reclamation work of the Company. These costs represent the ongoing costs of monitoring the Company's mill site and related activities during reclamation.

         There was $908 interest income for the first quarter of 1998, compared to zero for the comparable period ending March 31, 1997. The interest is due to the reimbursement of DOE funds to the Company. These funds will be used to monitor the reclamation site.

         A net loss of $17,762 was recognized during the first quarter of 1998 compared to a $156 profit for the same period in 1997. The losses are expected to remain in the range of $25,000 per quarter as long as the Company continues to receive some of the reclamation reimbursements for continued monitoring of the reclamation site.


    Liquidity and Capital Resources

         The Company's working capital at March 31, 1998 was $125,334, while at December 31, 1997 it was $134,096. The decrease in working capital at March 31, 1998 was due to the ongoing cost of limited operations.

         During May 1994, the Company discontinued operations because of its lack of funds. Before that decision was made, the Company attempted to obtain additional loans, raise equity funds through a private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. None of these efforts were successful. These financial statements are prepared on the basis that




    PAGE
                                                         PAGE 8


    the mineral properties were foreclosed when the Company did not pay the mortgage due June 30, 1994. The foreclosure was completed in 1996. In addition, the Wyoming Department of Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ to be used by the DEQ for completing reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ are not expected to cover all the expenses. The Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the federal program administered by the U.S. Department of Energy (DOE), for reimbursement of some of the reclamation work it has previously performed to clean up its mining and milling site. The DOE program has been funded by Congress and money has been allocated for the reimbursements. The Company received approximately $120,000, $176,000 and $229,000 from this program during 1997, 1996 and 1995, respectively. If Congress continues funding this Title X program, of which there is no assurance, the Company may receive additional DOE reimbursements during 1998. Under the prevailing law and the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds and any future funds that could be received under this program will be applied to ongoing monitoring and reclamation obligations over the next several years, including payments to the Company's independent contractors to perform such services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed the funds that become available. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency for use by the state to perform reclamation. The Tennessee Valley Authority
    (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds toward monitoring and reclamation of the mill site in accordance with the NRC license.






















    PAGE
                                                         PAGE 9




                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.

                                       AMERICAN NUCLEAR CORPORATION
                                       Registrant



                                        (signature)
    May 13, 1998                 By:  -----------------------------------
                                       William C. Salisbury
                                       President



                                        (signature)
    May 13, 1998                 By:  -----------------------------------
                                       Dennis A. Eckerdt
                                       Secretary and Treasurer