Form 10-Q
period 1998-09-30
AMERICAN NUCLEAR CORP
filed 1998-11-10
CIK 5550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED September 30, 1998

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                 to
                                 ---------------    ----------------

  Commission File Number 0-1764

                          AMERICAN NUCLEAR CORPORATION
             (Exact Name of Registrant as Specified In Its Charter)

          Colorado                                     83-0178547
  ------------------------------             --------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)

                        P. O. Box 2713
                        Casper, Wyoming                       82602
            (Address of principal executive offices)       (Zip code)

  Registrant's telephone number, including area code:  (307) 265-7912

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

  This report consists of 9 pages including one page constituting the cover page.

  PAGE

                                                                  PAGE 2
                               AMERICAN NUCLEAR CORPORATION
                               STATEMENTS OF OPERATION
                          FOR THE THREE AND NINE MONTHS ENDED
                        SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                     (UNAUDITED)

                                   Three Months Ended            Nine Months Ended
                                     September 30                 September 30,
                                  1998           1997           1998          1997
                                  ------         ------         ----          ----
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                      $      -0-    $      -0-      $      -0-    $      -0-

REVENUE FROM DISCONTINUED
   OPERATIONS
   Reclamation Reimbursement             -0-           -0-         115,916        21,048
                                  ----------    ----------      ----------    ----------
   Total revenue from
    discontinued operations              -0-           -0-         115,916        21,048

DISCONTINUED EXPENSES
   General and administrative         10,012        15,517          35,292        44,315
    Reclamation expense               17,045        10,399         141,798        30,121
    Interest income                     <591>         <454>         <2,198>       <2,675>
                                  ----------    ----------      ----------    ----------
    Total discontinued expenses       26,466        25,462         174,892        71,761

NET INCOME (LOSS)                 $  <26,466>   $  <25,462>     $  <58,976>   $  <50,713>


PER SHARE:

NET PROFIT (LOSS) BEFORE
  DISCONTINUED OPERATIONS PER
  SHARE                           $     0.00    $     0.00      $     0.00    $      0.00

DISCONTINUED OPERATIONS PER
  SHARE NET PROFIT (LOSS)         $     0.00    $     0.00           <0.01>   $     <0.01>

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               7,696,739     7,696,739       7,696,739    $ 7,696,739

DIVIDENDS PER SHARE               $     0.00    $     0.00           0.00            0.00

                                                                 PAGE 3

                              AMERICAN NUCLEAR CORPORATION
                                     BALANCE SHEETS
                        September 30, 1998 and December 31, 1997

                                             September 30,      Dec. 31,
                                                1998             1997
                                             (Unaudited)      (Unaudited)
                                            --------------    ------------
  ASSETS
  Current assets:
    Cash                                    $   112,119       $    134,096
                                            -----------       ------------
      Total current assets                  $   112,119       $    134,096

  Other assets:
    Other                                        75,366            112,366

                                            -----------       ------------
      Total other assets                         75,366            112,366

  Total assets                              $   187,485       $    246,462
                                            ===========       ============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Trade accounts payable                          -0-                -0-
    Other current liabilities                       -0-                -0-
                                            -----------       ------------
      Total current liabilities                     -0-                -0-

  Common Stockholders' equity:
    Common stock                                314,080            314,080
    Additional paid-in capital               13,304,849         13,304,849
    Retained earnings                       <12,802,318>       <12,743,341>
    Less cost of treasury stock                <629,126>          <629,126>
                                            -----------       ------------
      Common stockholders' equity               187,485            246,462

  Total liabilities and stockholders'
    equity                                  $   187,485       $    246,462
                                            ===========       ============





  PAGE
                                                             PAGE 4

                               AMERICAN NUCLEAR CORPORATION
                                 STATEMENTS OF CASH FLOW
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                       (UNAUDITED)

                                                  Nine Months Ended
                                                    September 30
                                              1998              1997
                                              ----------        ----------
Cash flows from discontinued operations:
  Net loss                                    $   <58,976>      $   <50,713>

Adjustments to reconcile net loss to net
  cash used by operating activities:
  (Increase) Decrease in other assets              37,000            20,794
                                              -----------       -----------
  Total adjustments                                37,000            20,794
                                              -----------       -----------

  Net cash used in operating activities           <21,976>          <29,919>

Net increase (decrease) in cash during the
  period                                          <21,976>          <29,919>

Cash at the beginning of the period               134,095           154,138

Cash at the end of the period                 $   112,119       $   124,219
                                              ===========       ===========




















    PAGE
                                                         PAGE 5

                              AMERICAN NUCLEAR CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS AND NINE MONTHS ENDED
                             SEPTEMBER 30, 1998 AND 1997
                                      (UNAUDITED)

                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

       Liquidation Basis

       The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current assets exceeded its current liabilities by $112,119 and $134,096 at September 30, 1998 and December 31, 1997 respectively. During 1994 the Company discontinued operations due to lack of operating capital. For financial reporting purposes, the Company has offset contractual liabilities totaling $392,000. These liabilities were recognized as income because the Company has no means of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with U.S. Nuclear Regulatory Commission (NRC) license requirements pertaining to the Company's uranium mining reclamation site. The Company expects to be able to continue in compliance with the licensing requirements through 2000.

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






  PAGE
                                                         PAGE 6

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


  PAGE
                                                       PAGE 7


  Marketability of Common Stock on NASDAQ Small Cap Market

       Effective May 9, 1994 the Company's common stock was removed from listing on the NASDAQ Small Cap Market. There are no trading markets for the Company's common stock. Salt Ridge Energy, Inc., a corporation owned by Mr. Salisbury, President, acquired 2,893,072 shares of common stock during June 1998 and now owns 37.6% of the Company's outstanding stock.


                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

       The Company discontinued operations during May 1994. There were no operating revenues or operating losses reported during the first three quarters of 1998 or 1997. See the "Discontinuance of Operations" and the "Liquidity and Capital Resources" sections in this report regarding additional information about the Company's cessation of operations.

       General and administrative expenses were $35,292 and $10,012 for the nine months and three months ended September 30, 1998 compared to $44,315 and $15,517 for the comparable periods ended September 30, 1997. This represents a 20% and 35% decrease for the nine and three months ended September 30, 1998 from the comparable periods ended September 30, 1997. The decrease was due to the reduced activity between the Company, the NRC and Wyoming DEQ.

       Reclamation expenses were $141,798 and $17,045 for the nine and three months ended September 30, 1998 and $30,121 and $10,399 for the comparable 1997 periods. These costs represent the ongoing costs of monitoring the Company's mill site and related activities during reclamation. In the previous quarter the Company received a $115,916 reimbursement from the Department of Energy and paid $101,820 to the Wyoming Department of Environmental Quality.

       There was $2,198 interest income for the first three quarters of 1998, compared to $2,675 for the comparable period ending September 30, 1997. The interest is due to the reimbursement of DOE funds to the Company. These funds will be used to monitor the reclamation site.

       A net loss of $58,976 was recognized during the first three quarters of 1998 compared to a loss of $50,713 for the same period in 1997. The losses are expected to remain in the range of $15,000 per quarter as long as the Company continues to receive some of the reclamation reimbursements for continued monitoring of the reclamation site.



    PAGE
                                                         PAGE 8

       Based upon a recent assessment, the Company believes the software it uses would present limited Year 2000 Issues. The Year 2000 Issue is the result of computer programs that are written using two digits rather than four to define the applicable year. Any computer programs that affect the Company's activities and that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations that depend upon such date sensitive software or computer hardware, including, among other things, a temporary inability to process transactions, send invoices and transfer funds, or engage in similar normal business activities.

       The Company's activities are limited and it does not rely upon complex computer software or hardware for its own activities. The Company has been unable to evaluate as of this date whether the software and computer equipment that the Company's banks and other contract parties rely upon, including the State of Wyoming and the U.S. Department of Energy, are Year 2000 compliant. If they are not, and to the extent that the Company is conducting activities after December 31, 1999, the Company may experience delays and difficulties in receiving funds from the Department of Energy, if any remain due after that time, and in paying funds necessary to satisfy the Company's various financial and legal obligations. These and related difficulties could have material adverse consequences for the Company and its financial condition.

  Liquidity and Capital Resources

       The Company's working capital at September 30, 1998 was $112,119 while at December 31, 1997 it was $134,096. The decrease in working capital at September 30, 1998 was due to the ongoing cost of limited operations. During May 1994, the Company discontinued operations because of its lack of funds. Before that decision was made, the Company attempted to obtain additional loans, raise equity funds through a private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. None of these efforts were successful. In addition, the Wyoming Department of Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ to be used by the DEQ for completing reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ are not expected to cover all the expenses. The Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the federal program administered by the U.S. Department of Energy
  (DOE), for reimbursement of some of the reclamation work it has previously performed to clean up its mining and milling site. The DOE




  PAGE
                                                       PAGE 9

  program has been funded by Congress and money has been allocated for the reimbursements. The Company received approximately $116,000 from this program during 1998. If Congress continues funding this Title X program, of which there is no assurance, the Company may receive additional DOE reimbursements during 1999. Under the prevailing law and the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds and any future funds that could be received under this program will be applied to ongoing monitoring and reclamation obligations over the next several years, including payments to the Company's independent contractors to perform such services.
  None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed the funds that become available. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency for use by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds toward monitoring and reclamation of the mill site in accordance with the NRC license.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.

                                     AMERICAN NUCLEAR CORPORATION
                                     Registrant



                                      (signature)
  November 10, 1998            By:  -----------------------------------
                                     William C. Salisbury
                                     President



                                      (signature)
  November 10, 1998            By:  -----------------------------------
                                     Dennis A. Eckerdt
                                     Secretary and Treasurer