Form 10-K
period 1998-12-31
AMERICAN NUCLEAR CORP
filed 1999-03-30
CIK 5550

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-K



  /X/  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1998
                             or

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

  Based upon the bid prices of the common stock on January 31, 1999 of $0.001 per share, the aggregate market value of the voting stock held on that date by non-affiliates of the registrant was $7,677.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1998: 4 cent par value - 7,696,739

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

       The Company's efforts to sell its mining properties in 1993 and early 1994 were not successful. While potential purchasers continued to express interest through early 1994, the Company did not receive any offer greater than the amount of the debt due to Cycle Resource Investment Corporation (CRIC) that was secured by a mortgage against the properties. Inability to sell the mining properties, lack of capital, and lack of revenues from both its uranium properties and its byproduct disposal business deprived the Company of operating capital. The mining properties were the only major asset of the Company, and selling them to raise working capital was the Company's only remaining means to stay in business. The Company determined to discontinue business operations during May 1994, to liquidate its miscellaneous property, and to pay its current liabilities and other expenses associated with an orderly closing of business operations. Because of the Company's continuing liabilities for cost overruns that may be incurred by the state of Wyoming in reclaiming the Company's mining site, the Company has no plans to pursue other business activities.


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

       As of December 31, 1998, the Company had no employees.


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

       The Peach properties, which were previously the Company's major asset, were subject to a mortgage given to secure a loan made by Cycle Resource Investment Corporation (CRIC). The Company was unable to pay the loan, and in 1995 CRIC instituted foreclosure against the Peach properties. The foreclosure sale was held in November 1995, and CRIC was the high bidder at the foreclosure sale, bidding the principal loan amount of $2,031,200 plus interest and costs. In 1996, before the end of the Company's right to redeem the properties from foreclosure for a total redemption price of approximately $3,000,000, which would have finally terminated all interest of the Company in the Peach properties, the Company transferred its interest in the properties, including its right to redemption, for approximately $146,000.


  Item 3.     Legal Proceedings.
  -------     -----------------

       There are no legal proceedings pending against the Company.


  Item 4.     Submission of Matters to a Vote of Security Holders.
  -------     ---------------------------------------------------

       No matters for decision were submitted to a vote of shareholders during the year ended December 31, 1998.


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

                               Price Ranges (closing bid)
                         For Calendar Years Ended December 31
                         ------------------------------------
                          1998            1997             1996
                         ------          ------           ------
                       Low    High     Low    High      Low    High
                       ----   ----     ----   ----      ----   ----
First Quarter  .....   .001   .001     0.001  0.001     0.001  0.001
Second Quarter .....   .001   .001     0.001  0.001     0.001  0.001
Third Quarter  .....   .001   .001     0.001  0.001     0.001  0.001
Fourth Quarter .....   .001   .001     0.001  0.001     0.001  0.001

<F1>     (a)  The low and high prices for the stock on January 31, 1999 were $.001 and
              $.001.
<F2>     (b)  Based solely upon the number of record holders, the approximate number of stockholders of the common stock of the Company as of January 31, 1999 was
              1716.
<F3>     (c)  No dividends have been declared with respect to the common stock during the fiscal years ended December 31, 1998, 1997 and 1996.

Item 6.     Selected Financial Data.
-------     -----------------------
                        Year         Year         Year         Year         Year
                        Ended        Ended        Ended        Ended        Ended
                        December     December     December     December     December
                        31, 1998     31, 1997     31,1996      31,1995      31,1994
                        (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                        --------     --------     --------     --------     -------
                               ($000's are omitted except per share amounts)

INCOME STATEMENT

Revenue From
  Discontinued
  Operations            $ -0-        $ -0-        $ -0-        $ -0-        $  -0-
Net Income (Loss)       $(87)        $(10)        $ 205        $  386       $(4,991)

BALANCE SHEET

Working Capital(1)      $36          $134         $ 154        $  (62)      $  (391)
Total Assets            $160         $246         $ 257        $  218       $    72
Total Liabilities       $ -0-        $ -0-        $ -0-        $  167       $   406
Long-Term
  Obligations           $ -0-        $ -0-        $  -0-       $   -0-
Common Stockholders'
  Equity (Deficit)      $160         $246         $ 257        $   51       $  (335)

LOSS PER COMMON
  SHARE(2)

Income (loss) from
  Operations            $0.00         $0.00        $0.03        $ 0.05      $  (0.65)
  Dividends Paid Per
    Common Share        $ -0-         $ -0-        $ -0-        $  -0-      $    -0-

<F1>     (1)  Exclusive of assets held for sale.
<F2>     (2)  The weighted average number of shares of common stock outstanding during the years ended December 31, 1998, 1997, 1996, 1995 and 1994 were
              7,696,739 during all five years.

  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.
  -------     -------------------------------------------------

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


  Results of Operations

       During 1998 the Company continued to monitor the reclamation site in accordance with NRC and Wyoming DEQ regulations. The funds were provided primarily through payments received during 1995, 1996, 1997 and 1998 from the U.S. Department of Energy (DOE) program Title X federal funds.

       The Company applied, under the Title X federal program administered by the (DOE), for reimbursement of some of the expenses of reclamation work it has previously performed to clean up its mining and milling site. The Company's claims are for approximately $764,000 of which the Company received $115,670, $119,676, $175,555, and $229,707, during 1998, 1997,
  1996 and 1995, respectively. The remaining payment is expected to be paid over the next several years. Under the prevailing law and agreements with the Wyoming DEQ, and under the terms of the license and order of the U.S. Nuclear Regulatory Commission that requires the Company to continue to monitor the site, the funds and any future funds that may be received under this program will be applied by the Wyoming DEQ and the Company to reclamation and ongoing monitoring and maintenance obligations over the next several years, including payments to the Company's independent contractors to perform monitoring services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to exceed any of the funds that become available. The DEQ has notified the Company that the reclamation bond may be deficient by as much as $3 million. The DEQ has statutory authority to sue the Company for the bond deficiency. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency and used by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds primarily toward monitoring and reclamation of the mill site in accordance with the NRC reclamation plan.

       During 1995 CRIC foreclosed upon the Company's Peach properties for non-payment of its $2,031,200 loan. The loan plus accrued interest totaled approximately $3,000,000 at November 28,1996, the end of the one year redemption period the Company had to reacquire the properties.

       General and administrative expenses continued to decrease approximately 26% and 36% during 1998 and 1997 due to the finalization of agreements between the Company, NRC and DEQ.

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

       Reclamation reimbursements of $115,670, $119,721, $175,555 and $229,707 were received from the DOE during 1998, 1997, 1996, and 1995, respectively.


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

       The Company's working capital at December 31, 1998, 1997 and 1996 was $36,000, $134,000 and $154,000, respectively, compared to a deficit at December 31, 1995 of $163,000. The reductions in working capital are due to the ongoing reclamation monitoring and general and administrative costs incurred by the Company.

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

                              PART III
                              --------

  Item 10.   Directors and Executive Officers of the Registrant.
  --------   --------------------------------------------------

       The following table sets forth certain information concerning directors and executive officers of the Company:

                                                 Year
  Name and All Positions                         First Became
  Currently Held With                            A Director/
  the Corporation                     Age        Officer
  ---------------                     ---        ------------
  William C. Salisbury, President     51         1993
    Director                                     1993

  Dennis A. Eckerdt, Secretary        50         1994
    Chief Financial Officer                      1991
    Director                                     1992

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

       Dennis A. Eckerdt became President of the Company in August 1995.
  He resigned as President during 1996 and was reappointed as Secretary/Treasurer. He was previously the Chief Financial Officer since November 1991. He is currently a self-employed financial consultant in Lakewood, Colorado. Previously he was employed as a General Manager of a Denver Colorado Corporation from February 1997 through May 1998. From July 1995 through January 1997 he was employed as Controller for a Boulder Colorado Corporation. Prior to July, 1995, he was self-employed. Prior to his self-employment, he was Controller for Centennial Media Corporation and Denver Directory Company from November 1988, through August 1991. From November 1985, to November 1988, he was employed as Controller for Video Exchange, Inc. From February 1972, to November 1988, he held various accounting titles and positions with the Company including Controller and Chief Financial Officer. He was also a Director of the Company from 1984 through 1988 and was reappointed to the Board of Directors in August 1992.

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


                                  SUMMARY COMPENSATION TABLE
                                                            Long Term Compensation
                                                            ----------------------
                        Annual Compensation               Awards            Payouts
                        -------------------        ---------------------  -----------------

(a)                     (b)   (c)        (d)       (e)        (f)         (g)       (h)      (i)
                                                   Other      Restricted                      All
                                                   Annual     Stock                 LTIP      Other
Name and Principal                                 Compen-    Award       Options/  Payouts   Compen-
Position                Year  Salary($)  Bonus($)  sation($)  ($)         SARs      ($)       sation($)
------------------      ----  ---------  --------  ---------  ----------  --------  -------   ---------
William C. Salisbury(1) 1998  ---        ---       ---        ---         ---       ---       ---
  President             1997  ---        ---       ---        ---         ---       ---       ---
                        1996  ---        ---       ---        ---         ---       ---       ---
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

  Item 12.  Security Ownership of Certain Beneficial Owners and Management.
  --------  --------------------------------------------------------------

       The following table shows beneficial ownership of shares of the Company's outstanding common stock as of the record date (i) by all persons, insofar as is known to the Company, owning more than 5% of such stock and (ii) by each director, each director nominee, each of the executive officers named in the tables under "Executive compensation" and all directors and executive officers as a group:


                                                             Amount and
                                                             Nature of
                  Name of                    Positions and   Beneficial   Percent of
Title of Class    Beneficial Owner           Offices Held    Ownership    Class
--------------    ----------------           ------------    ---------    ----------

Common Stock      William C. Salisbury       President        2,897,096   36.4%
                                             Director

Common Stock      Dennis A. Eckerdt          Secretary                0      0%
                                             Director

Common Stock      All directors and          Officers and     2,897,096   36.4%
                  executive officers as      Directors
                  a group (2 persons)
---------------

*Less than one percent




  Item 13.  Certain Relationships and Related Transactions
  --------  ----------------------------------------------

       Cycle Resource Investment Corporation (CRIC), a wholly owned subsidiary of NUKEM, Inc., loaned the Company a total of $2,031,200 for operating capital. The loan was evidenced by notes due June 30, 1994 with interest at three percent over the prime rate. The notes were considered paid in full upon foreclosure of the Peach properties by CRIC in 1995.

       Salt Ridge Energy, Inc., which is wholly owned by Mr. Salisbury, was paid $51,000 during 1998 and 1997 and $77,769 during 1996 for site monitoring work, reclamation obligations, and general and administrative fees for managing the Company's activities.


                              PART IV
                              -------

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
  --------  -------------------------------------------------------

       (a)  The following documents are filed as a part of this report:

            1.  Financial Statements:
                - Balance Sheets, December 31, 1998 (unaudited), December
                    31, 1997, (Unaudited) and December 31, 1996
                    (Unaudited).
                - Statements of Operations and Retained Earnings
                    (Accumulated Deficit) for the years ended December 31,1998 (Unaudited), 1997, (Unaudited), and 1996
                    (Unaudited).
                - Statements of Cash Flows for the years ended December 31,
                    1998 (Unaudited), 1997 (Unaudited), and 1996
                    (Unaudited).
                - Notes to Financial Statements for the years ended
                    December 31, 1998 (Unaudited), 1997 (Unaudited), and 1996 (Unaudited).

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

                REGISTRANT:  AMERICAN NUCLEAR CORPORATION



           By:  (Signature)
                --------------------------------
                William C. Salisbury, President
         Date:  March 29, 1999


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           By:    (Signature)
                ---------------------------------------
                Dennis A. Eckerdt, Secretary,
                Treasurer and Director
         Date:  March 29, 1999



           By:    (Signature)
                ---------------------------------------
                William C. Salisbury, President,
                and Director
         Date:  March 29, 1999


AMERICAN NUCLEAR CORPORATION

BALANCE SHEETS DECEMBER 31, 1998 (Unaudited), 1997 (Unaudited), and 1996 (Unaudited)

ASSETS
------
                                                December 31,  December 31,  December 31,
                                                   1998          1997          1996
                                        NOTES   (Unaudited)   (Unaudited)   (Unaudited)
                                        -----   -----------   -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                     $    35,555   $   134,096   $   154,137
                                                -----------   -----------   -----------
            Total current assets                     35,555       134,096       154,137
                                                -----------   -----------   -----------

  OTHER ASSETS:
  Reclamation deposit                   1
  Other                                             124,207       112,366       102,700
                                                -----------   -----------   -----------
          Total other assets                        124,207       112,366       102,700
                                                -----------   -----------   -----------
  TOTAL                                         $   159,762       246,462   $   256,837
                                                ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Trade accounts payable                        $       -0-           -0-           -0-
  Other current liabilities                             -0-           -0-           -0-
                                                -----------   -----------   -----------
            Total current liabilities                   -0-           -0-           -0-
                                                -----------   -----------   -----------

ESTIMATED RECLAMATION COSTS             1

COMMITMENTS AND CONTINGENCIES           1





AMERICAN NUCLEAR CORPORATION

BALANCE SHEETS DECEMBER 31, 1998 (Unaudited), 1997, (Unaudited), and 1996 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                        December 31,     December 31,     December 31,
                                            1998            1997             1996
                                NOTES   (Unaudited)      (Unaudited)      (Unaudited)
                                -----   -----------      -----------      -----------
STOCKHOLDERS' EQUITY:           3

  Common stock (7,696,739
    shares standing)                        314,080           314,080         314,080
  Additional paid-in capital             13,304,849        13,304,849      13,304,849
  Retained earnings
    (accumulated deficit)               (12,830,041)      (12,743,341)     (12,732,965)
  Less cost of common stock
    held in treasury                       (629,126)         (629,126)       (629,126)
                                       ------------      ------------     -----------
-----------
Stockholders' equity (deficit)              159,762           246,462           256,837
                                        -----------      ------------     -----------

TOTAL                                   $   159,762      $    246,462     $   256,837
                                        ===========      ============     ===========

See notes to financial statements.

AMERICAN NUCLEAR CORPORATION

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT) FOR THE YEARS
ENDED DECEMBER 31, 1998 (Unaudited), 1997 (Unaudited), and 1996 (Unaudited)
                                             Year Ended     Year Ended      Year Ended
                                             December       December        December
                                             31, 1998       31, 1997        31, 1996
                                   NOTES     (Unaudited)    (Unaudited)     (Unaudited)
                                   -----     -----------     -----------    -----------
REVENUE FROM DISCONTINUED
OPERATIONS:

Total revenues from
  discontinued operations                             -0-             -0-             -0-
                                             ------------    ------------    ------------
DISCONTINUED EXPENSES:
General and administrative                         46,508          62,553          96,936

Reclamation                        1              161,614          74,567          80,984
                                             ------------     -----------    ------------

Total discontinued operating
  expenses                                        208,122         137,120         177,920

OTHER INCOME (EXPENSE):
  Reclamation Reimbursement                       115,670         119,721         175,555
  Interest income                                   5,507           7,023           9,624
  Other Income                                        245                         198,226
                                             ------------     ------------   ------------
NET INCOME (LOSS)                                 (86,700)        (10,376)        205,485

RETAINED EARNINGS
  (Accumulated Deficit):
  Beginning of period                         (12,743,341)    (12,732,965)    (12,938,450)
                                             ------------    ------------    ------------
  End of period                              $(12,830,041)   $(12,743,341)   $(12,732,965)
                                             ============    ============    ============

NET LOSS BEFORE DISCONTINUED
 OPERATION PER SHARE                         $        -0-    $        -0-    $        -0-

DISCONTINUED OPERATION PER SHARE             $      (0.01)   $       0.00    $       0.03
                                             ------------    ------------    ------------

NET INCOME (LOSS) PER COMMON SHARE           $      (0.01)   $      (0.00)   $       0.03
                                             ============    ============    ============

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING                 1          7,696,739       7,696,739       7,696,739
                                             ============    ============    ============

See notes to financial statements.

AMERICAN NUCLEAR CORPORATION

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1998 (Unaudited),
1997 (Unaudited), AND 1996 (Unaudited)
                                          Year            Year            Year
                                          Ended           Ended           Ended
                                          December        December        December
                                          31, 1998        31, 1997        31, 1996
                                          (Unaudited)     (Unaudited)     (Unaudited)
                                          -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $   (86,700)    $   (10,376)    $   205,485
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:

Decrease (increase) in Assets:
  Reclamation deposit                             -0-              -0-        113,232
  Other assets                                (11,841)          (9,665)        (1,343)

Increase (decrease) in Liabilities:
  Trade accounts payable                          -0-              -0-        (53,979)
  Other liabilities                                          (113,232)
                                          -----------     -----------     -----------
  Net cash from operating
   activities                                 (98,541)        (20,041)        150,163
                                          -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            (98,541)        (20,041)        150,163
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                         134,096         154,137           3,974
                                          -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                  $    35,555     $   134,096         154,137
                                          ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Interest paid                             $       -0-     $       -0-     $       -0-
                                          ===========     ===========     ===========
Issuance of stock for ESOP
  contribution                            $       -0-     $       -0-     $       -0-
                                          ===========     ===========     ===========
Issuance of stock for stock bonus         $       -0-     $       -0-     $       -0-
                                          ===========     ===========     ===========

  See notes to financial statements.

  AMERICAN NUCLEAR CORPORATION


  NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1998 (Unaudited), 1997 (Unaudited), AND 1996 (Unaudited)


  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  Liquidation Basis of Presentation
  ---------------------------------

       The accompanying unaudited 1998, 1997 and 1996 financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities during 1998, 1997 and 1996. The statements of operations and retained earnings and cash flows for the years ended December 31, 1998, 1997 and 1996 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

       As of December 31, 1998 the Company's current assets exceed current liabilities by approximately $35,555. The Company's current assets are reserved for site reclamation and mill site monitoring.

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

  Major Customer
  ----------------

       The Company had no customers in 1998, 1997 and 1996.


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

       At December 31, 1998 the Company had approximately $15.6 million of net operating loss carryovers which expire during 1998 through 2009. The future utilization of net operating loss carry-overs are subject to rules and regulations of the Internal Revenue Service which could prevent utilization of the net operating loss and carry-overs.


  3.  STOCKHOLDERS' EQUITY

       The Company's authorized common stock consists of 25,000,000 shares of $.04 par value common stock. Changes in common stock issued and outstanding during the years ended December 31, 1996, 1997 and 1998 were as follows:


                                              Common Stock
                             -----------------------------------------
                                                         Held in
                                    Issued          Treasury (at cost)   Additional
                             -------------------   -------------------   Paid-in
                             Shares     Amount     Shares     Amount     Capital
                             ---------  --------   -------   ---------   -----------
Balance, December 31, 1996   7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                             ---------  --------   -------   ---------   -----------
Balance, December 31, 1997   7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                             ---------  --------    -------  ---------  -----------
Balance, December 31, 1998   7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                             =========  ========   ========  =========   ===========

  Redeemable Preferred Stock
  --------------------------

       The Company's authorized preferred stock consists of 15,000,000 shares of $1 par value preferred stock with a liquidation value of $10.00 per share. There were no outstanding preferred shares during the periods ended December 31, 1998, 1997 and 1996.


  Stock Warrants
  -------------

       The Company had warrants outstanding for the purchase of 49,020 shares of common stock, exercisable at $0.875 per share, which expired on August 26, 1995.


  Employee Stock Ownership Plan
  ------------------------------

       The Company had an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. Contributions to the Plan were made at the Company's discretion. On March 6, 1992 the Board of Directors resolved to terminate the ESOP and replace it with a money purchase plan. The money purchase plan received approval by a vote of the shareholders on June 17, 1992. During the year ended December 31, 1992, the Company made contributions to the Plan of 5,272 shares of the Company's common stock. At December 31, 1994 the Plan held 4,235 shares of the Company's common stock for the account of prior participating employees that cannot be located. On December 31, 1998, 1997 and 1996 the common stock had relatively no market value.


  Non-qualified Stock Options
  ---------------------------

       There were no options exercised during the three years ended December 31, 1998 and there were no outstanding options under this Plan at December 31, 1998.


  1992 Incentive Stock Option Plan
  --------------------------------

       As of December 31, 1998 there were no stock options outstanding under the 1992 Incentive Stock Option Plan.

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

       The Company had no employment contracts with any employees at December 31, 1998.