Form 10-Q
period 1999-03-31
AMERICAN NUCLEAR CORP
filed 1999-05-13
CIK 5550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 1999

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from             to
                                     -----------    ------------

  Commission File Number 0-1764

                          AMERICAN NUCLEAR CORPORATION
             (Exact Name of Registrant as Specified In Its Charter)

          Colorado                                     83-0178547
  ------------------------------             --------------------
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

                                                                  PAGE 2
                                        AMERICAN NUCLEAR CORPORATION
                                         STATEMENTS OF OPERATION
                                        FOR THE THREE MONTHS ENDED
                                      MARCH 31, 1999 AND MARCH 31, 1998
                                               (UNAUDITED)

                                             Three Months Ended
                                                  March 31
                                            1999           1998
                                            ------         ------
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                                $      -0-    $      -0-

REVENUE FROM DISCONTINUED
   OPERATIONS
   Reclamation Reimbursement                       -0-           -0-
                                            ----------    ----------
   Total revenue from
    discontinued operations                        -0-           -0-

DISCONTINUED EXPENSES
   General and administrative                   10,061        10,555
    Reclamation expense                          8,233         8,115
    Interest income                               <332>         <908>
                                            ----------    ----------
    Total discontinued expenses                 17,961        17,762

NET INCOME (LOSS)                           $  <17,962>   $  <17,762>


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

                                                                 PAGE 3

                              AMERICAN NUCLEAR CORPORATION
                                     BALANCE SHEETS
                          March 31, 1999 and December 31, 1998

                                              March 31,         Dec. 31,
                                                1998             1998
                                             (Unaudited)      (Unaudited)
                                            --------------    ------------
  ASSETS
  Current assets:
    Cash                                    $    32,843       $     35,555
                                            -----------       ------------
      Total current assets                  $    32,843       $     35,555

  Other assets:
    Other                                       108,957            124,207

                                            -----------       ------------
      Total other assets                        108,957            124,207

  Total assets                              $   141,800       $    159,762
                                            ===========       ============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Trade accounts payable                          -0-                -0-
    Other current liabilities                       -0-                -0-
                                            -----------       ------------
      Total current liabilities                     -0-                -0-

  Common Stockholders' equity:
    Common stock                                314,080            314,080
    Additional paid-in capital               13,304,849         13,304,849
    Retained earnings                       <12,848,003>       <12,830,041>
    Less cost of treasury stock                <629,126>          <629,126>
                                            -----------       ------------
      Common stockholders' equity               141,800            159,762

  Total liabilities and stockholders'
    equity                                  $   141,800       $    159,762
                                            ===========       ============

                                                             PAGE 4

                               AMERICAN NUCLEAR CORPORATION
                                 STATEMENTS OF CASH FLOW
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                       (UNAUDITED)

                                                  Three Months Ended
                                                       March 31
                                              1999              1998
                                              ----------        ----------
Cash flows from discontinued operations:
  Net loss                                    $   <17,962>      $   <17,962>

Adjustments to reconcile net loss to net
  cash used by operating activities:
  (Increase) Decrease in other assets              15,250             9,000
                                              -----------       -----------
  Total adjustments                                15,250             9,000
                                              -----------       -----------

  Net cash used in operating activities            <2,712>           <8,762>

Net increase (decrease) in cash during the
  period                                           <2,712>           <8,762>

Cash at the beginning of the period                35,555           134,096

Cash at the end of the period                 $    32,843       $   125,334
                                              ===========       ===========

                         AMERICAN NUCLEAR CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED
                           MARCH 31, 1999 AND 1998
                                 (UNAUDITED)

                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

       Liquidation Basis

       The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current assets exceeded its current liabilities by $32,843 and $35,555 at March 31, 1999 and December 31, 1998 respectively. During 1994 the Company discontinued operations due to lack of operating capital. For financial reporting purposes, the Company has offset contractual liabilities totaling $392,000. These liabilities were recognized as income because the Company has no means of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with U.S. Nuclear Regulatory Commission (NRC) license requirements pertaining to the Company's uranium mining reclamation site. The Company expects to be able to continue in compliance with the licensing requirements through 2000.

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

       Interim Financial Statements

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the unaudited financial statements included in the Company's Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

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

  Marketability of Common Stock

       Effective May 9, 1994 the Company's common stock was removed from listing on the NASDAQ SmallCap Market. There are no trading markets for the Company's common stock. Salt Ridge Energy, Inc., a corporation owned by Mr. Salisbury, President, acquired 2,893,072 shares of common stock during June 1998 and now owns 37.6% of the Company's outstanding stock.


                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

       The Company discontinued operations during May 1994. The Company had no operating revenues during the period subject to this report or the earlier comparable period. See the "Discontinuance of Operations" and the "Liquidity and Capital Resources" sections in this report regarding additional information about the Company's cessation of operations.

       General and administrative expenses were $10,061 for the three months ended March 31, 1999 compared to $10,555 for the comparable period ended March 31, 1998. This represents a 5% decrease for the three months ended March 31, 1999 from the comparable period ended March 31, 1999. The decrease was due to the reduced activity between the Company, the NRC and Wyoming DEQ.

       Reclamation expenses were $8,233 for the three months ended March 31, 1999 and $8,115 for the comparable 1998 period. These costs represent the ongoing costs of monitoring the Company's mill site and related activities during reclamation.

       There was $332 interest income for the first quarter of 1999, compared to $908 for the comparable period ending March 31, 1999. The interest is due to the reimbursement of DOE funds to the Company. These funds will be used to monitor the reclamation site.

       A net loss of $17,962 was recognized during the first quarter of 1999 compared to a loss of $17,762 for the same period in 1998. The losses are expected to remain in the range of $18,000 per quarter as long as the Company continues to receive some of the reclamation reimbursements for continued monitoring of the reclamation site.

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

       The Company's activities are limited and it does not rely upon complex computer software or hardware for its own activities. The Company has been unable to evaluate as of this date whether the software and computer equipment that the Company's banks and other contract parties rely upon, including the State of Wyoming and the U.S. Department of Energy, are Year 2000 compliant. If they are not, the Company may experience delays and difficulties in receiving funds from the Department of Energy, if any remain due after December 31, 1999, and in paying funds necessary to satisfy the Company's various financial and legal obligations. These and related difficulties could have material adverse consequences for the Company and its financial condition.

  Liquidity and Capital Resources

       The Company's working capital at March 31, 1999, was $32,843 while at December 31, 1998 it was $35,555. The decrease in working capital at March 31, 1999 was due to the ongoing cost of limited operations. During May 1994, the Company discontinued operations because of its lack of funds. Before that decision was made, the Company attempted to obtain additional loans, raise equity funds through a private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. None of these efforts were successful. In addition, the Wyoming Department of Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ to be used by the DEQ for completing reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ are not expected to cover all the expenses. The Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the federal program administered by the U.S. Department of Energy
  (DOE), for reimbursement of some of the reclamation work it has previously performed to clean up its mining and milling site. The DOE program has been funded by Congress and money has been allocated for the reimbursements. The Company received approximately $116,000 from this program during 1998. If Congress continues funding this Title X program, of which there is no assurance, the Company may receive additional DOE reimbursements during 1999. Under the prevailing law and the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds and any future funds that could be received under this program will be applied to ongoing monitoring and reclamation obligations over the next several years, including payments to the Company's independent contractors to perform such services.
  None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed the funds that become available. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency for use by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds toward monitoring and reclamation of the mill site in accordance with the NRC license.


                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.

                                     AMERICAN NUCLEAR CORPORATION
                                     Registrant


                                      (signature)
  May 12, 1999                  By:  -----------------------------------
                                     William C. Salisbury
                                     President


                                      (signature)
  May 12, 1999                  By:  -----------------------------------
                                     Dennis A. Eckerdt
                                     Secretary and Treasurer