Form 10-K
period 1999-12-31
AMERICAN NUCLEAR CORP
filed 2000-03-17
CIK 5550

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-K



  /X/  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

            For the fiscal year ended December 31, 1999
                             or

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

  Based upon the bid prices of the common stock on January 31, 2000 of $0.001 per share, the aggregate market value of the voting stock held on that date by non-affiliates of the registrant was $7,677.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1999: 4 cent par value - 7,696,739

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


  Marketability of Common Stock

       Effective May 9, 1994, the Company's common stock was delisted and removed from the NASDAQ Small Cap Market. There is no regular trading market for the Company's common stock. Isolated trades may be reported on the OTC Bulletin Board.


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

       As of December 31, 1999, the Company had no employees.


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


  Item 3.     Legal Proceedings.
  -------     -----------------

       There are no legal proceedings pending against the Company.


  Item 4.     Submission of Matters to a Vote of Security Holders.
  -------     ---------------------------------------------------

       No matters for decision were submitted to a vote of shareholders during the year ended December 31, 1999.


                           PART II
                           -------
  Item 5.     Market For Registrant's Common Equity and Related
              Stockholder Matters.
  -------     -------------------------------------------------

       Until January 1994 the common stock of the Company was traded over-the-counter on the NASDAQ National Market System. Effective February 1, 1994 the Company's common stock began trading on the NASDAQ Small Cap market under the symbol ANUC. Effective May 9, 1994 the Company's common stock was delisted and removed from the NASDAQ Small Cap market. Trades between market makers may be reported on the OTC Bulletin Board. The range of high and low sales prices of the stock for each calendar quarter period during the past two years are given in the following table. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                               Price Ranges (closing bid)
                       For Calendar Years Ended December 31
                       ------------------------------------
                                      1999               1998
                                   -----------        -----------
                                   Low    High        Low    High
                                   ----   ----        ----   ----
            First Quarter  .....   .02    .05         0.02   0.05
            Second Quarter .....   .02    .05         0.02   0.05
            Third Quarter  .....   .02    .05         0.02   0.05
            Fourth Quarter .....   .02    .05         0.02   0.05

  <F1>     (a)  The low and high prices for the stock on January 31, 2000 were $.001 and $.001.
  <F2>     (b)  Based solely upon the number of record holders, the
           approximate number of stockholders of the common stock of the Company as of January 31, 2000 was 1716.
  <F3>     (c)  No dividends have been declared with respect to the common stock during the fiscal years ended December 31, 1999, 1998 and 1997.

       The Company has not sold or issued or modified any of its securities within the three years from 1997 through 1999.

  Item 6.     Selected Financial Data.
-------     -----------------------
                        Year         Year         Year         Year         Year
                        Ended        Ended        Ended        Ended        Ended
                        December     December     December     December     December
                        31, 1999     31, 1998     31, 1997     31, 1996     31, 1995
                        (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                        --------     --------     --------     --------     -------
                               ($000's are omitted except per share amounts)
INCOME STATEMENT

Revenue From
  Discontinued
  Operations            $ -0-        $ -0-        $ -0-        $ -0-        $ -0-
Net Income (Loss)       $(58)        $(87)        $(10)        $ 205        $  386

BALANCE SHEET

Working Capital(1)      $ 46         $ 36         $134         $ 154        $  (62)
Total Assets            $101         $160         $246         $ 257        $  218
Total Liabilities       $ -0-        $ -0-        $ -0-        $ -0-        $  167
Long-Term
  Obligations           $ -0-        $ -0-        $ -0-        $  -0-       $   -0-
Common Stockholders'
  Equity (Deficit)      $101         $160         $246         $ 257        $   51

LOSS PER COMMON
  SHARE(2)

Income (loss) from
  Operations            $0.00        $0.00         $0.00        $0.03        $ 0.05
  Dividends Paid Per
    Common Share        $ -0-        $ -0-         $ -0-        $ -0-        $  -0-

<F1>     (1)  Exclusive of assets held for sale.
<F2>     (2)  The weighted average number of shares of common stock outstanding during the years ended December 31, 1999, 1998, 1997, 1996 and 1995 were
              7,696,739 during all five years.

  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.
  -------     -------------------------------------------------

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


  Results of Operations

       During 1999 the Company continued to monitor the reclamation site in accordance with NRC and Wyoming DEQ regulations. Funds for these activities were provided primarily through payments received annually from 1995 through 1999 from the U.S. Department of Energy (DOE) program Title X federal funds.

       The Company applied, under the Title X federal program administered by the (DOE), for reimbursement of some of the expenses of reclamation work it has previously performed to clean up its mining and milling site. The Company's claims are for approximately $794,000 of which the Company received $45,671, $115,670, $119,676, $175,555, and $229,707, during
  1999, 1998, 1997, 1996 and 1995, respectively. The remaining payment is expected to be paid over the next several years. Under the prevailing law and agreements with the Wyoming DEQ, and under the terms of the license and order of the U.S. Nuclear Regulatory Commission that requires the Company to continue to monitor the site, the funds and any future funds that may be received under this program will be applied by the Wyoming DEQ and the Company to reclamation and ongoing monitoring and maintenance obligations over the next several years, including payments to the Company's independent contractors to perform monitoring services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to exceed any of the funds that become available. The DEQ has notified the Company that the reclamation bond may be deficient by as much as $3 million. The DEQ has statutory authority to sue the Company for the bond deficiency. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency and used by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds primarily toward monitoring and reclamation of the mill site in accordance with the NRC reclamation plan.

       During 1995 CRIC foreclosed upon the Company's Peach properties for non-payment of its $2,031,200 loan. The loan plus accrued interest totaled approximately $3,000,000 at November 28,1996, the end of the one year redemption period the Company had to reacquire the properties.

       General and administrative expenses increased approximately 1% during 1999 due to normal rising costs compared to a 26% decrease during 1998 due to the finalization of agreements between the Company, NRC and DEQ.

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

       Reclamation reimbursements of $45,671, $115,670, $119,721, $175,555 and $229,707 were received from the DOE during 1999, 1998, 1997, 1996, and 1995, respectively.


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

       The Company's working capital at December 31, 1999, 1998 and 1997 was $46,000, $36,000, $134,000 and $154,000, respectively. The reductions in working capital are due to the ongoing reclamation monitoring and general and administrative costs incurred by the Company.

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


  Income Taxes

       See Note 2 to Financial Statements included in Item 14 herein.


  Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

       The Company has no investments in market risk-sensitive investments for either trading purposes or purposes other than trading purposes.


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


                              PART III
                              --------

  Item 10.   Directors and Executive Officers of the Registrant.
  --------   --------------------------------------------------

       The following table sets forth certain information concerning directors and executive officers of the Company:

                                                                PAGE 15

                                                 Year
  Name and All Positions                         First Became
  Currently Held With                            A Director/
  the Corporation                     Age        Officer
  ---------------                     ---        ------------
  William C. Salisbury, President     52         1993
    Director                                     1993

  Dennis A. Eckerdt, Secretary        51         1994
    Chief Financial Officer                      1991
    Director                                     1992

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


  Item 11.   Executive Compensation.
  --------   -----------------------

  Cash Compensation

       The following table shows all cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as other compensation paid or accrued during the fiscal years indicated to the Chief Executive Officer and the four other highest paid executive officers of the Company as of the end of the Company's last fiscal year whose salary and bonus for such period in all capacities in which the executive officer served exceed $100,000. There were no payments to said officers exceeding $100,000 a year during the past three years.


                                  SUMMARY COMPENSATION TABLE
                                                            Long Term Compensation
                                                            ----------------------
                        Annual Compensation               Awards            Payouts
                        -------------------        ---------------------  -----------------

(a)                     (b)   (c)        (d)       (e)        (f)         (g)       (h)      (i)
                                                   Other      Restricted                      All
                                                   Annual     Stock                 LTIP      Other
Name and Principal                                 Compen-    Award       Options/  Payouts   Compen-
Position                Year  Salary($)  Bonus($)  sation($)  ($)         SARs      ($)       sation($)
------------------      ----  ---------  --------  ---------  ----------  --------  -------   ---------
William C. Salisbury    1999  ---        ---       ---        ---         ---       ---       ---
  President(1)          1998  ---        ---       ---        ---         ---       ---       ---
                        1997  ---        ---       ---        ---         ---       ---       ---
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


  Item 12.  Security Ownership of Certain Beneficial Owners and Management.
  --------  --------------------------------------------------------------

       The following table shows beneficial ownership of shares of the Company's outstanding common stock as of the record date (i) by all persons, insofar as is known to the Company, owning more than 5% of such stock and (ii) by each director, each director nominee, each of the executive officers named in the tables under "Executive compensation" and all directors and executive officers as a group:

                                            Positions       Amount and
                    Name of                 and             Nature of
  Percent
                    Beneficial              Offices         Beneficial   of
  Title of Class    Owner                   Held            Ownership
  Class
  --------------    ----------------        ------------    ---------
  -------

  Common Stock      William C. Salisbury    President        2,897,096
  36.4%
                                            Director

  Common Stock      Dennis A. Eckerdt       Secretary                0
  0%
                                            Director

  Common Stock      All directors and       Officers and     2,897,096
  36.4%
                    executive officers as   Directors
                    a group (2 persons)
  -------------

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

       Salt Ridge Energy, Inc., which is wholly owned by Mr. Salisbury, was paid $55,000 during 1999 and $51,000 during 1998 and 1997 for site monitoring work, reclamation obligations, and general and administrative fees for managing the Company's reclamation activities.

                              PART IV
                              -------

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
  --------  -------------------------------------------------------

       (a)  The following documents are filed as a part of this report:

            1.  Financial Statements:
                - Balance Sheets, December 31, 1999 (unaudited), December
                    31, 1998, (Unaudited) and December 31, 1997
                    (Unaudited).
                - Statements of Operations and Retained Earnings
                    (Accumulated Deficit) for the years ended December 31,1999 (Unaudited), 1998, (Unaudited), and 1997
                    (Unaudited).
                - Statements of Cash Flows for the years ended December 31,
                    1999 (Unaudited), 1998 (Unaudited), and 1997
                    (Unaudited).
                - Notes to Financial Statements for the years ended
                    December 31, 1999 (Unaudited), 1998 (Unaudited), and 1997 (Unaudited).

       All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

       (b)    Reports on  Form 8-K.
              --------------------
              None.

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

                REGISTRANT:  AMERICAN NUCLEAR CORPORATION



           By:  (Signature)
                --------------------------------
                William C. Salisbury, President
         Date:
                -------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           By:    (Signature)
                ---------------------------------------
                Dennis A. Eckerdt, Secretary,
                Treasurer and Director
         Date:
                --------------------


           By:    (Signature)
                ---------------------------------------
                William C. Salisbury, President,
                and Director
         Date:
                --------------------


AMERICAN NUCLEAR CORPORATION

BALANCE SHEETS DECEMBER 31, 1999 (Unaudited), 1998 (Unaudited), and 1997 (Unaudited)

ASSETS
------
                                                December 31,  December 31,  December 31,
                                                   1999          1998          1997
                                        NOTES   (Unaudited)   (Unaudited)   (Unaudited)
                                        -----   -----------   -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                     $    46,457   $    35,555   $   134,096
                                                -----------   -----------   -----------
            Total current assets                     46,457        35,555       134,096
                                                -----------   -----------   -----------

  OTHER ASSETS:
  Reclamation deposit                   1
  Other                                              55,000       124,207       112,366
                                                -----------   -----------   -----------
          Total other assets                         55,000       124,207       112,366
                                                -----------   -----------   -----------
  TOTAL                                         $   101,457       159,762       246,462
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





AMERICAN NUCLEAR CORPORATION

BALANCE SHEETS DECEMBER 31, 1999 (Unaudited), 1998, (Unaudited), and 1997 (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                        December 31,     December 31,     December 31,
                                            1999            1998             1997
                                NOTES   (Unaudited)      (Unaudited)      (Unaudited)
                                -----   -----------      -----------      -----------
STOCKHOLDERS' EQUITY:           3

  Common stock (7,696,739
    shares standing)                        314,080          314,080          314,080
  Additional paid-in capital             13,304,849       13,304,849       13,304,849
  Retained earnings
    (accumulated deficit)               (12,888,346)     (12,830,041)     (12,743,341)
  Less cost of common stock
    held in treasury                       (629,126)        (629,126)        (629,126)
                                       ------------      ------------     ------------
-----------
Stockholders' equity (deficit)              101,457          159,762          246,462
                                        -----------      ------------     -----------

TOTAL                                   $   101,457      $   159,762      $   246,462
                                        ===========      ===========      ===========

  See notes to financial statements.

  AMERICAN NUCLEAR CORPORATION

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT) FOR THE YEARS
ENDED DECEMBER 31, 1999 (Unaudited), 1998 (Unaudited), and 1997 (Unaudited)
                                             Year Ended     Year Ended      Year Ended
                                             December       December        December
                                             31, 1999       31, 1998        31, 1997
                                   NOTES     (Unaudited)    (Unaudited)     (Unaudited)
                                   -----     -----------     -----------    -----------
REVENUE FROM DISCONTINUED
OPERATIONS:

Total revenues from
  discontinued operations                             -0-             -0-             -0-
                                             ------------    ------------    ------------
DISCONTINUED EXPENSES:
General and administrative                         47,088          46,508          62,553

Reclamation                        1               59,514         161,614          74,567
                                             ------------     -----------    ------------

Total discontinued operating
  expenses                                        106,602         208,122         137,120

OTHER INCOME (EXPENSE):
  Reclamation Reimbursement                        45,671         115,670         119,721
  Interest income                                   2,520           5,507           7,023
  Other Income                                        107            245
                                             ------------     ------------   ------------
NET INCOME (LOSS)                                 (58,304)        (86,700)        (10,376)

RETAINED EARNINGS
  (Accumulated Deficit):
  Beginning of period                         (12,830,041)    (12,743,341)    (12,732,965)
                                             ------------    ------------    ------------
  End of period                              $(12,888,346)    (12,830,041)   $(12,743,341)
                                             ============    ============    ============

NET LOSS BEFORE DISCONTINUED
 OPERATION PER SHARE                         $        -0-    $        -0-    $        -0-

DISCONTINUED OPERATION PER SHARE             $      (0.01)          (0.01)   $       0.00
                                             ------------    ------------    ------------

NET INCOME (LOSS) PER COMMON SHARE           $      (0.01)          (0.01)   $      (0.00)
                                             ============    ============    ============

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING                 1          7,696,739       7,696,739       7,696,739
                                             ============    ============    ============

See notes to financial statements.

AMERICAN NUCLEAR CORPORATION

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 (Unaudited),
1998 (Unaudited), AND 1996 (Unaudited)
                                          Year            Year            Year
                                          Ended           Ended           Ended
                                          December        December        December
                                          31, 1999        31, 1998        31, 1997
                                          (Unaudited)     (Unaudited)     (Unaudited)
                                          -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $   (58,304)    $   (86,700)    $   (10,376)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:

Decrease (increase) in Assets:
  Other assets                                (69,206)        (11,841)         (9,665)

Increase (decrease) in Liabilities:
  Other liabilities                                                          (113,232)
                                          -----------     -----------     -----------
  Net cash from operating
   activities                                  10,902         (98,541)        (20,041)
                                          -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             10,902         (98,541)        (20,041)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                          35,555         134,096         154,137
                                          -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                  $    46,457     $    35,555     $   134,096
                                          ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Interest paid                             $       -0-     $       -0-     $       -0-
                                          ===========     ===========     ===========
Issuance of stock for ESOP
  contribution                            $       -0-     $       -0-     $       -0-
                                          ===========     ===========     ===========
Issuance of stock for stock bonus         $       -0-     $       -0-     $       -0-
                                          ===========     ===========     ===========

  See notes to financial statements.

  AMERICAN NUCLEAR CORPORATION


  NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1999 (Unaudited), 1998 (Unaudited), AND 1997 (Unaudited)


  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  Liquidation Basis of Presentation
  ---------------------------------

       The accompanying unaudited 1999, 1998 and 1997 financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities during 1998, 1997 and 1996. The statements of operations and retained earnings and cash flows for the years ended December 31, 1998, 1997 and 1996 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

       As of December 31, 1999 the Company's current assets exceed current liabilities by approximately $46,457. The Company's current assets are reserved for site reclamation and mill site monitoring.

       For financial reporting purposes the Company has offset its $219,000 contractual obligations towards uncompleted byproduct disposal contracts and $173,000 obligation to third parties for payments they made to the Wyoming DEQ upon the reclamation bond forfeiture. These liabilities totaling $392,000 were recognized as income during 1995 because the company has no capability to repay the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance with the NRC license requirements as long as possible.


  Per Share Amounts
  -----------------

       Per share amounts are computed on the weighted-average number of shares outstanding during the respective periods. Shares under option and warrants have been disregarded because their effect is anti-dilutive.

  Major Customer
  ----------------

       The Company had no customers in 1999, 1998 and 1997.


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

       At December 31, 1999 the Company had approximately $11 million of net operating loss carryovers which expire during 2000 through 2010. The future utilization of net operating loss carry-overs are subject to rules and regulations of the Internal Revenue Service which could prevent utilization of the net operating loss and carry-overs.


  3.  STOCKHOLDERS' EQUITY

       The Company's authorized common stock consists of 25,000,000 shares of $.04 par value common stock. Changes in common stock issued and outstanding during the years ended December 31, 1997, 1998 and 1999 were as follows:


                                              Common Stock
                             -----------------------------------------
                                                         Held in
                                    Issued          Treasury (at cost)   Additional
                             -------------------   -------------------   Paid-in
                             Shares     Amount     Shares     Amount     Capital
                             ---------  --------   -------   ---------   -----------
Balance, December 31, 1997   7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                             ---------  --------   -------   ---------   -----------
Balance, December 31, 1998   7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                             ---------  --------    -------  ---------  -----------
Balance, December 31, 1999   7,852,183  $314,080   155,444   $(629,126)  $13,304,849
                             =========  ========   ========  =========   ===========

  Redeemable Preferred Stock
  --------------------------

       The Company's authorized preferred stock consists of 15,000,000 shares of $1 par value preferred stock with a liquidation value of $10.00 per share. There were no outstanding preferred shares during the periods ended December 31, 1999, 1998 and 1997.


  Stock Warrants
  -------------

       The Company had warrants outstanding for the purchase of 49,020 shares of common stock, exercisable at $0.875 per share, which expired on August 26, 1995.


  Employee Stock Ownership Plan
  ------------------------------

       The Company had an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. Contributions to the Plan were made at the Company's discretion. On March 6, 1992 the Board of Directors resolved to terminate the ESOP and replace it with a money purchase plan. The money purchase plan received approval by a vote of the shareholders on June 17, 1992. During the year ended December 31, 1992, the Company made contributions to the Plan of 5,272 shares of the Company's common stock. At December 31, 1994 the Plan held 4,235 shares of the Company's common stock for the account of prior participating employees that cannot be located. On December 31, 1999, 1998 and 1997 the common stock had relatively no market value.


  Non-qualified Stock Options
  ---------------------------

       There were no options exercised during the three years ended December 31, 1999 and there were no outstanding options under this Plan at December 31, 1999.


  1992 Incentive Stock Option Plan
  --------------------------------

       As of December 31, 1999 there were no stock options outstanding under the 1992 Incentive Stock Option Plan.

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

       The Company had no employment contracts with any employees at December 31, 1999.