Form 10-Q
period 2000-03-31
AMERICAN NUCLEAR CORP
filed 2000-05-11
CIK 5550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 2000

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

                                                                  PAGE 2
                                   AMERICAN NUCLEAR CORPORATION
                                      STATEMENTS OF OPERATION
                                     FOR THE THREE MONTHS ENDED
                                  MARCH 31, 2000 AND MARCH 31, 1999
                                            (UNAUDITED)

                                     Three Months Ended
                                         March 31
                                    2000          1999
                                    ------        ------
  NET LOSS BEFORE DISCONTINUED
    OPERATIONS                      $      -0-    $      -0-

  REVENUE FROM DISCONTINUED
     OPERATIONS
     Reclamation Reimbursement             -0-           -0-
                                    ----------    ----------
     Total revenue from
      discontinued operations              -0-           -0-

  DISCONTINUED EXPENSES
     General and administrative         10,176        10,061
      Reclamation expense                8,529         8,233
      Interest income                     <306>         <332>
                                    ----------    ----------
      Total discontinued expenses       18,399        17,962

  NET INCOME (LOSS)                 $  <18,399>   $  <17,962>


  PER SHARE:

  NET PROFIT (LOSS) BEFORE
    DISCONTINUED OPERATIONS PER
    SHARE                           $     0.00    $     0.00

  DISCONTINUED OPERATIONS PER
    SHARE NET PROFIT (LOSS)         $     0.00    $     0.00

  WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING               7,696,739     7,696,739

  DIVIDENDS PER SHARE               $     0.00    $     0.00

                                                                 PAGE 3

                              AMERICAN NUCLEAR CORPORATION
                                     BALANCE SHEETS
                          March 31, 2000 and December 31, 1999

                                               March 31,        Dec. 31,
                                                2000             1999
                                             (Unaudited)      (Unaudited)
                                            --------------    ------------
  ASSETS
  Current assets:
    Cash                                    $    37,472       $     46,457
                                            -----------       ------------
      Total current assets                  $    37,472       $     46,457

  Other assets:
    Other                                        45,587             55,000

                                            -----------       ------------
      Total other assets                         45,587             55,000

  Total assets                              $    83,059       $    101,457
                                            ===========       ============


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Trade accounts payable                          -0-                -0-
    Other current liabilities                       -0-                -0-
                                            -----------       ------------
      Total current liabilities                     -0-                -0-

  Common Stockholders' equity:
    Common stock                                314,080            314,080
    Additional paid-in capital               13,304,849         13,304,849
    Retained earnings                       <12,906,744>       <12,888,346>
    Less cost of treasury stock                <629,126>          <629,126>
                                            -----------       ------------
      Common stockholders' equity                83,059            101,457

  Total liabilities and stockholders'
    equity                                  $    83,059       $    101,457
                                            ===========       ============

                                                             PAGE 4

                               AMERICAN NUCLEAR CORPORATION
                                 STATEMENTS OF CASH FLOW
                     FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                       (UNAUDITED)

                                                  Three Months Ended
                                                       March 31
                                              2000              1999
                                              ----------        ----------
Cash flows from discontinued operations:
  Net loss                                    $   <18,399>      $   <17,962>

Adjustments to reconcile net loss to net
  cash used by operating activities:
  (Increase) Decrease in other assets               9,414            15,250
                                              -----------       -----------
  Total adjustments                                 9,414            15,250
                                              -----------       -----------

  Net cash used in operating activities                              <2,712>

Net increase (decrease) in cash during the
  period                                           <8,985>           <2,712>

Cash at the beginning of the period                46,457            35,555

Cash at the end of the period                 $    37,472       $    32,843
                                              ===========       ===========

                         AMERICAN NUCLEAR CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED
                           MARCH 31, 2000 AND 1999
                                 (UNAUDITED)

                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

       Liquidation Basis

       The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current assets exceeded its current liabilities by $34,472 and $46,457 at March 31, 2000 and December 31, 1999 respectively. During 1994 the Company discontinued operations due to lack of operating capital. For financial reporting purposes, the Company has offset contractual liabilities totaling $392,000. These liabilities were recognized as income because the Company has no means of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with U.S. Nuclear Regulatory Commission (NRC) license requirements pertaining to the Company's uranium mining reclamation site. The Company expects to be able to continue in compliance with the licensing requirements through 2000.

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

       Interim Financial Statements

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the unaudited financial statements included in the Company's Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

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

       General and administrative expenses were $10,176 for the three months ended March 31, 2000 compared to $10,061 for the comparable period ended March 31, 1999.

       Reclamation expenses were $8,529 for the three months ended March 31, 2000 and $8,233 for the comparable 1999 period. These costs represent the ongoing costs of monitoring the Company's mill site and related activities during reclamation.

       There was $306 interest income for the first three months of 2000, compared to $332 for the comparable period ending March 31, 1999. The interest is due to the reimbursement of DOE funds to the Company. These funds will be used to monitor the reclamation site.

       A net loss of $18,399 was recognized during the first three months of 2000 compared to a loss of $17,962 for the same period in 1999. The losses are expected to remain in the range of $18,000 per quarter as long as the Company continues to receive some of the reclamation reimbursements for continued monitoring of the reclamation site.

  Liquidity and Capital Resources

       The Company's working capital at March 31, 2000 was 37,472 while at December 31, 1999 it was $46,457. The decrease in working capital at March 31, 2000 was due to the Company's ongoing general and administrative expenses, and expenses for site monitoring. During May 1994, the Company discontinued operations because of its lack of funds. Before that decision was made, the Company attempted to obtain additional loans, raise equity funds through a private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. None of these efforts were successful. In addition, the Wyoming Department of Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ to be used by the DEQ for completing reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ are not expected to cover all the expenses.
  The Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the federal program administered by the DOE, for reimbursement of some of the reclamation work it has previously performed to clean up its mining and milling site. The DOE program has been funded by Congress and money has been allocated for the reimbursements. The Company received approximately $116,000 from this program during 1998 and approximately $46,000 during 1999. If Congress continues funding this Title X program, of which there is no assurance, the Company may receive additional DOE reimbursements during 2000. Under the prevailing law and the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds and any future funds that could be received under this program will be applied to ongoing monitoring and reclamation obligations over the next several years, including payments to the Company's independent contractors to perform such services.
  None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed the funds that become available. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency for use by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds toward monitoring and reclamation of the mill site in accordance with the NRC license.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.

                                     AMERICAN NUCLEAR CORPORATION
                                     Registrant


                                      (signature)
  May 10, 2000                  By:  -----------------------------------
                                     William C. Salisbury
                                     President


                                      (signature)
  May 10, 2000                  By:  -----------------------------------
                                     Dennis A. Eckerdt
                                     Secretary and Treasurer