Form 10-Q
period 2000-09-30
AMERICAN NUCLEAR CORP
filed 2000-11-16
CIK 5550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2000

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

                                                                  PAGE 2

                                 AMERICAN NUCLEAR CORPORATION
                                    STATEMENTS OF OPERATION
                               FOR THE THREE AND NINE MONTHS ENDED
                            SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                          (UNAUDITED)

                                  Three Months Ended          Nine Months Ended
                                     September 30                September 30
                                  2000          1999          2000          1999
                                  ------        ------        ------        ------
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                      $      -0-    $      -0-    $      -0-    $   -0-

REVENUE FROM DISCONTINUED
   OPERATIONS
   Reclamation Reimbursement          43,541           -0-        74,539     45,671
                                  ----------    ----------    ----------    -------
   Total revenue from
    discontinued operations           43,541           -0-        74,539     45,671

DISCONTINUED EXPENSES
   General and administrative          9,289        11,602        32,207     35,980
    Reclamation expense               29,343         9,969        63,313     48,166
    Interest income                     <317>         <280>         <932>      <883>
                                  ----------    ----------    ----------    -------
    Total discontinued expenses       38,315        21,291        94,588     83,263

NET INCOME (LOSS)                 $    5,226    $  <21,291>      <20,049>   <37,592>


PER SHARE:

NET PROFIT (LOSS) BEFORE
  DISCONTINUED OPERATIONS PER
  SHARE                           $     0.00    $     0.00    $     0.00    $     0.00

DISCONTINUED OPERATIONS PER
  SHARE NET PROFIT (LOSS)         $     0.00    $     0.00    $     0.00    $    <0.01>

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               7,696,739     7,696,739     7,696,739     7,696,739

DIVIDENDS PER SHARE               $     0.00    $     0.00    $     0.00    $     0.00

                                                               PAGE 3

                            AMERICAN NUCLEAR CORPORATION
                                   BALANCE SHEETS
                      September 30, 2000 and December 31, 1999

                                           September 30,      Dec. 31,
                                              2000             1999
                                           (Unaudited)      (Unaudited)
                                          --------------    ------------
ASSETS
Current assets:
  Cash                                    $    37,436       $     46,457
                                          -----------       ------------
    Total current assets                  $    37,436       $     46,457

Other assets:
  Other                                        43,793             55,000

                                          -----------       ------------
    Total other assets                         43,793             55,000

Total assets                              $    81,409       $    101,457
                                          ===========       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                          -0-                -0-
  Other current liabilities                       -0-                -0-
                                          -----------       ------------
    Total current liabilities                     -0-                -0-

Common Stockholders' equity:
  Common stock                                314,080            314,080
  Additional paid-in capital               13,304,849         13,304,849
  Retained earnings                       <12,908,394>       <12,888,346>
  Less cost of treasury stock                <629,126>          <629,126>
                                          -----------       ------------
    Common stockholders' equity                81,409            101,457

Total liabilities and stockholders'
  equity                                  $    81,409       $    101,457
                                          ===========       ============

                                                           PAGE 4

                               AMERICAN NUCLEAR CORPORATION
                                 STATEMENTS OF CASH FLOW
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                       (UNAUDITED)

                                                   Nine Months Ended
                                                      September 30
                                              2000              1999
                                              ----------        ----------
Cash flows from discontinued operations:
  Net loss                                    $   <20,049>      $   <37,592>

Adjustments to reconcile net loss to net
  cash used by operating activities:
  (Increase) Decrease in other assets              11,028            45,755
                                              -----------       -----------
  Total adjustments                                11,028            45,755
                                              -----------       -----------

  Net cash provided <used>
     in operating activities                       <9,021>            8,163

Net increase (decrease) in cash during
  the period                                       <9,021>            8,163

Cash at the beginning of the period                46,457            35,555

Cash at the end of the period                 $    37,436       $    43,718
                                              ===========       ===========

                         AMERICAN NUCLEAR CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                     FOR THE THREE AND NINE MONTHS ENDED
                         SEPTEMBER 30, 2000 AND 1999
                                 (UNAUDITED)

                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

       Liquidation Basis

       The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current assets exceeded its current liabilities by $37,436, and $46,457 at September 30, 2000 and December 31, 1999 respectively. During 1994 the Company discontinued operations due to lack of operating capital. For financial reporting purposes, the Company has offset contractual liabilities totaling $392,000. These liabilities were recognized as income because the Company has no means of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with U.S. Nuclear Regulatory Commission (NRC) license requirements pertaining to the Company's uranium mining reclamation site. The Company expects to be able to continue in compliance with the licensing requirements through 2000.

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

       General and administrative expenses were $9,289 and $32,207 for the three months and nine months ended September 30, 2000 compared to $11,602 and $35,980 for the comparable periods ended September 30, 1999.

       Reclamation expenses were $29,343 and $63,313 for the three months and nine months ended September 30, 2000 and $9,969 and $48,166 for the comparable 1999 periods. These costs represent the ongoing costs of monitoring the Company's mill site and related activities during reclamation, including payments to the Wyoming DEQ.

       There was $932 interest income for the first nine months of 2000, compared to $883 for the comparable period ending September 30, 1999. The interest is due to the reimbursement of DOE funds to the Company. These funds will be used to monitor the reclamation site.

       A net profit of $5,226 and a net loss of $20,049 was recognized during the three months and nine months ended June 30, 2000,

                                                         PAGE 8
  respectively, compared to a loss of $21,291 and a loss of $37,592 for the same periods in 1999. The losses are expected to remain in the range of $18,000 per quarter as long as the Company continues to receive some of the reclamation reimbursements for continued monitoring of the reclamation site.


  Liquidity and Capital Resources

       The Company's working capital at September 30, 2000 was $37,436 while at December 31, 1999 it was $46,457. The decrease in working capital at September 30, 2000 was due to ongoing operating costs. During May 1994, the Company discontinued operations because of its lack of funds. Before that decision was made, the Company attempted to obtain additional loans, raise equity funds through a private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. None of these efforts were successful. In addition, the Wyoming Department of Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ to be used by the DEQ for completing reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ are not expected to cover all the expenses.
  The Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the federal program administered by the DOE, for reimbursement of some of the reclamation work it has previously performed to clean up its mining and milling site. The DOE program has been funded by Congress and money has been allocated for the reimbursements. The Company received approximately $116,000 from this program during 1998, approximately $46,000 during 1999,and approximately $74,000 during 2000. If Congress continues funding this Title X program, of which there is no assurance, the Company may receive additional DOE reimbursements during 2001. Under the prevailing law and the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds and any future funds that could be received under this program will be applied to ongoing monitoring and reclamation obligations over the next several years, including payments to the Company's independent contractors to perform such services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed the funds that become available. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency for use by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds toward monitoring and reclamation of the mill site in accordance with the NRC license.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.

                                     AMERICAN NUCLEAR CORPORATION
                                     Registrant


                                      (signature)
  November 12, 2000             By:  -----------------------------------
                                     William C. Salisbury
                                     President


                                      (signature)
  November 12, 2000             By:  -----------------------------------
                                     Dennis A. Eckerdt
                                     Secretary and Treasurer