Form 10-K
period 2000-12-31
AMERICAN NUCLEAR CORP
filed 2001-04-04
CIK 5550

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K

  /X/  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

            For the fiscal year ended December 31, 2000
                             or
  / /  Transition report pursuant to Section 13 or 15(d) of
       the Securities Exchange Act of 1934
            For the Transition period from              to
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

  Based upon the bid prices of the common stock on January 31, 2001 of $0.001 per share, the aggregate market value of the voting stock held on that date by non-affiliates of the registrant was $7,677.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2000: 4 cent par value - 7,696,739

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


  Termination of Byproduct Disposal and Discontinuance of Business

       The Company did not realize adequate revenues from its byproduct disposal business commenced in 1990 to fund its operations. Since 1991 the Company relied for a large part of its operating capital upon loans by Cycle Resource Investment Corporation (CRIC), holder of approximately 30 percent of the Company's outstanding stock. The Company was unable to obtain additional loans from CRIC or any other source after 1993. The Company's efforts to raise capital by placement of its common stock were unsuccessful. The Company was not able to obtain joint ventures or long-term supply contracts for exploitation of its uranium properties in the future when market prices for uranium were expected to be higher.

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

       As of December 31, 2000, the Company had no employees.


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


  Item 3.     Legal Proceedings.
  -------     -----------------

       There are no legal proceedings pending against the Company.

  Item 4.     Submission of Matters to a Vote of Security Holders.
  -------     ---------------------------------------------------

       No matters for decision were submitted to a vote of shareholders during the year ended December 31, 2000.


                           PART II
                           -------
  Item 5.     Market For Registrant's Common Equity and Related
              Stockholder Matters.
  -------     -------------------------------------------------

       Through January 1994 the common stock of the Company was traded over-the-counter on the NASDAQ national market system. Effective February 1, 1994 the Company's common stock began trading on the NASDAQ small cap market under the symbol ANUC. Effective May 9, 1994 the Company's common stock was delisted and removed from the NASDAQ small cap market. Trades between market makers may occur on the over the counter bulletin board. The range of high and low sales prices of the stock for each calendar quarter period during the past three years through May 9,1994, as quoted by NASDAQ, are given in the following table. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                           Price Ranges (closing bid)
                      For Calendar Years Ended December 31
                      -----------------------------------
                          2000            1999
                       -----------     ------------
                       Low    High     Low    High
                       ----   ----     ----   ----
  First Quarter  ..... Unknown         0.02   0.05
  Second Quarter ..... Unknown         0.02   0.05
  Third Quarter  ..... Unknown         0.02   0.05
  Fourth Quarter ..... Unknown         0.02   0.05

        (a) The low and high prices for the stock on January 31, 2001 were unknown since there have been no reported trades.
        (b) Based solely upon the number of record holders, the approximate number of stockholders of the common stock of the Company as of January 31, 2000 was 1716.
        (c) No dividends have been declared with respect to the common stock during the fiscal years ended December 31, 2000, 1999 and 1998.

  The Company has not sold or issued or modified any of its securities within the two years from 1999 through 2000.


  Item 6.     Selected Financial Data.
  -------     -----------------------
                         Year          Year          Year         Year         Year
                         Ended         Ended         Ended        Ended        Ended
                         December      December      December     December     December
                         31, 2000      31, 1999      31,1998      31,1997      31,1996
                         (Unaudited)   (Unaudited)   (Unaudited)  Unaudited)
                         -----------   -----------   ----------   ----------   -------
                         ($000's are omitted except per share amounts)
INCOME STATEMENT

Revenue From
  Discontinued
  Operations             $ -0-         $ -0-         $ -0-        $ -0-        $ -0-
Net Income (Loss)        $  5          $(58)         $ (87)       $ (10)       $ 205

BALANCE SHEET

Working Capital (1)      $ 93          $ 46          $  36        $  134       $ 154
Total Assets             $ 96          $101          $ 160        $  246       $ 257
Total Liabilities        $-0-          $-0-          $ -0-        $  -0-       $ -0-
Long-Term
  Obligations            $-0-          $-0-          $  0-        $  -0-       $ -0-
Common Stockholders'
  Equity (Deficit)       $ 93          $101          $ 160        $  246       $ 257

LOSS PER COMMON
  SHARE (2)

Income (loss) from
  Operations             $0.00         $0.00         $0.00        $ 0.01       $(0.03)
  Dividends Paid Per
    Common Share         $ -0-         $ -0-         $ -0-        $  -0-       $ -0-

       (1)  Exclusive of assets held for sale.
       (2) The weighted average number of shares of common stock outstanding during the years ended December 31, 2000, 1999, 1998, 1996, and 1995 were 7,696,739 during all five years.

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


  Results of Operations

       During 2000 the Company continued to monitor the reclamation site in accordance with NRC and Wyoming DEQ regulations. The funds were provided primarily through payments received from 1995 through 2000 from the U.S. Department of Energy (DOE) program Title X federal funds.

       The Company applied, under the Title X federal program administered by the (DOE), for reimbursement of some of the expenses of reclamation work it has previously performed to clean up its mining and milling site. The Company's claims are for approximately $901,000 of which the Company received $107,380, $45,671, $115,670, $119,676, $175,555, and $229,707,
  during 2000, 1999, 1998, 1997, 1996 and 1995, respectively.  Under the prevailing law and agreements with the Wyoming DEQ, and under the terms of the license and order of the U.S. Nuclear Regulatory Commission that requires the Company to continue to monitor the site, the funds and any future funds that may be received under this program will be applied by the Wyoming DEQ and the Company to reclamation and ongoing monitoring and maintenance obligations over the next several years, including payments to the Company's independent contractors to perform monitoring services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to exceed any of the funds that become available. The DEQ has notified the Company that the reclamation bond may be deficient by as much as $3 million. The DEQ has statutory authority to sue the Company for the bond deficiency. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency and used by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds primarily toward monitoring and reclamation of the mill site in accordance with the NRC reclamation plan.

       During 1995 CRIC foreclosed upon the Company's Peach properties for non-payment of its $2,031,200 loan. The loan plus accrued interest totaled approximately $3,000,000 at November 28,1996, the end of the one year redemption period the Company had to reacquire the properties.

       General and administrative expenses decreased approximately 4% during 2000 while they increased approximately 1% during 1999.These expenses are expected to continue to decrease along with the decreased level of activity expected during 2001.

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

       Reclamation reimbursements of $107,380, $45,671, $115,670, $119,721,
  $175,555 and $229,707 were received from the DOE during 2000, 1999, 1998, 1997, 1996, and 1995, respectively.


  Liquidity and Capital Resources

       During 1994 the Company discontinued operations due to the lack of operating capital. For financial reporting purposes the Company has offset its $219,000 contractual obligations towards incompleted byproduct disposal contracts and $173,000 obligation to third parties for payments they made to the Wyoming DEQ upon the reclamation bond forfeiture.

       These liabilities totaling $392,000 were recognized as income because the Company has no means to repay the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with the NRC license requirements. The state of Wyoming declared the Company in default of its reclamation obligations when the Company terminated its business operations in May 1994. Subsequently the reclamation bond fund of $3,213,255 was acquired by the DEQ through forfeiture proceedings. The bond fund had been funded in the full amount fixed by the DEQ, and approved by the NRC, as the entire cost of completing the required reclamation work and performing under the Company's license. The reclamation requirements have been changed and the amount required to perform the reclamation under the new requirements increased. By state of Wyoming statute, the Company is liable for any cost overruns, none of which exist at this time. The Company expects to be able to continue in compliance with the licensing requirements through 2003.

       The Company's working capital at December 31, 2000, 1999 and 1998 was $93,000, $46,000 and $36,000 respectively. The increases in working capital are due to the DOE reclamation reimbursements which will be used for ongoing monitoring and general and administrative costs incurred by the Company.

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


                              PART III
                              --------

  Item 10.   Directors and Executive Officers of the Registrant.
  --------   --------------------------------------------------

       The following table sets forth certain information concerning directors and executive officers of the Company:

                                              Year
  Name and All Positions                      First Became
  Currently Held With                         A Director/
  the Corporation                     Age     Officer
  ---------------                     ---     ------------
  William C. Salisbury, President     53      1993
    Director                                  1993

  Dennis A. Eckerdt, Secretary        52      1994
    Chief Financial Officer                   1991
    Director                                  1992


       The executive officers of the Company serve at the pleasure of the Board of Directors and do not have fixed terms.

  Business Experience of Directors and Officers

       The principal occupations of each officer for at least the past five years are as follows:

       William C. Salisbury was appointed President of the Company in August 1993. He served in that office until August 1995 when he became the Secretary and Treasurer of the Company. He was re-appointed President during 1996. He is currently self-employed as a consultant providing land management, environmental and regulatory services to the Company and other natural resources companies. From October 1991 until his appointment as President, he was Vice President of the Company, and from October 1990 to October 1991 he was manager of special projects for the Company. From July 1983 to October 1990 he was a self-employed consultant providing land management, environmental and regulatory services to the Company and other natural resource companies. From November 1970 to July 1983 he was manager of land and contracts for the Company. He was appointed to the Board of Directors in August 1993.

       Dennis A. Eckerdt became President of the Company in August 1995.
  He resigned as President during 1996 and was re-appointed as Secretary/Treasurer. He was previously the Chief Financial Officer since November 1991. He is currently a self-employed financial consultant in Lakewood, Colorado. Previously he was employed as a General Manager of a Denver Colorado Corporation from February 1997 through May 1998. From July 1995 through January 1997 he was employed as Controller for a Boulder Colorado Corporation. Prior to July,1995, he was self-employed. Prior to his self-employment, he was Controller for Centennial Media Corporation and Denver Directory Company from November 1988, through August 1991. From November 1985, to November 1988, he was employed as Controller for Video Exchange, Inc. From February 1972, to November

  1988, he held various accounting titles and positions with the Company including Controller and Chief Financial Officer. He was also a Director of the Company from 1984 through 1988 and was re-appointed to the Board of Directors in August 1992.

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


                                                SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                                                                  ----------------------
                          Annual Compensation                   Awards             Payouts
                          -------------------            ---------------------   -----------------
(a)                       (b)    (c)         (d)        (e)         (f)          (g)        (h)       (i)
                                                        Other       Restricted                        All
                                                        Annual      Stock                   LTIP      Other
Name and Principal                                      Compen-     Award        Options/   Payouts   Compen-
Position                  Year   Salary($)   Bonus($)   sation($)   ($)          SARs       ($)       sation($)
------------------        ----   ---------   --------   ---------   ----------   --------   -------   ---------
William C. Salisbury(1)   2000    --          --        ---         ---          ---         --       ---
  President               1999    --         ---        ---         ---          ---        ---       ---
                          1998    --         ---        ---         ---          ---        ---       ---

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


  Item 12.  Security Ownership of Certain Beneficial Owners and Management.
  --------  --------------------------------------------------------------

       The following table shows beneficial ownership of shares of the Company's outstanding common stock as of the record date (i) by all persons, insofar as is known to the Company, owning more than 5% of such stock and (ii) by each director, each director nominee, each of the executive officers named in the tables under "Executive compensation" and all directors and executive officers as a group:



                                                             Amount and
                                                    Nature of
Percent of        Name of                    Positions and   Beneficial
Title of Class    Beneficial Owner           Offices Held    Ownership   Class
--------------     ----------------          ------------    ---------   -----

Common Stock      William C. Salisbury       President       2,897,096   36.4%
                                             Director

Common Stock      Dennis A. Eckerdt          Secretary               0      0%
                                             Director

Common Stock      All directors and          Officers and    2,897,096   36.4%
                  executive officers as      Directors
                  a group (2 persons)


*Less than one percent

  Item 13.  Certain Relationships and Related Transactions
  --------  ----------------------------------------------

       Cycle Resource Investment Corporation (CRIC), a wholly owned subsidiary of NUKEM, Inc., loaned the Company a total of $2,031,200 for operating capital. The loan was evidenced by notes due June 30, 1994 with interest at three percent over the prime rate. The notes were considered paid in full upon foreclosure of the Peach properties by CRIC in 1995.

       Salt Ridge Energy, Inc., which is wholly owned by Mr. Salisbury, was paid $55,000, $55,000, and $51,000 during 2000, 1999 and 1998 for site monitoring work, reclamation obligations, and general and administrative fees for managing the Company's activities.




                              PART IV
                              -------

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
  --------  -------------------------------------------------------

       (a)  The following documents are filed as a part of this report:

            1.  Financial Statements:
                - Balance Sheets, December 31, 2000 (unaudited), December
                    31, 1999, (Unaudited) and December 31, 1998
                    (Unaudited).
                - Statements of Operations and Retained Earnings
                    (Accumulated Deficit) for the years ended December
                    31, 2000 (Unaudited), 1999, (Unaudited), and 1998
                    (Unaudited).
                - Statements of Cash Flows for the years ended December 31,
                    2000 (Unaudited), 1999 (Unaudited), and 1998
                    (Unaudited).
                - Notes to Financial Statements for the years ended
                    December 31, 2000 (Unaudited), 1999 (Unaudited), and 1998 (Unaudited).

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

                REGISTRANT:  AMERICAN NUCLEAR CORPORATION



           By:  (Signature)
                --------------------------------
                William C. Salisbury, President
         Date:  March 30, 2001


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           By:    (Signature)
                ---------------------------------------
                Dennis A. Eckerdt, Secretary,
                Treasurer and Director
         Date:  March 30, 20001



           By:    (Signature)
                ---------------------------------------
                William C. Salisbury, President,
                and Director
         Date:  March 30, 2001

                                                      PAGE 21
  AMERICAN NUCLEAR CORPORATION
  BALANCE SHEETS DECEMBER 31, 2000 (Unaudited), 1999 (Unaudited), and 1998 (Unaudited)

ASSETS
                                                   December 31,   December 31,       December 31,
                                                      2000           1999               1998
                                          NOTES    (Unaudited)    (Unaudited)        (Unaudited)
                                          -----    -----------    -----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $    93,437     $      46,457     $    35,555
                                                   -----------     -------------     -----------
  Total current assets                                  93,437            46,457          35,555
                                                   -----------     -------------     -----------

  OTHER ASSETS:
  Reclamation deposit                     1
  Other                                                                   55,000         124,207
                                                   -----------     -------------     -----------
Total other assets                                                        55,000         124,207
                                                   -----------     -------------     -----------
  TOTAL                                            $    93,437     $     101,457     $   159,762
                                                   ===========     =============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Trade accounts payable                           $       -0-      $        -0-     $       -0-
  Other current liabilities                                -0-               -0-             -0-
                                                   -----------      ------------     -----------
Total current liabilities                                  -0-               -0-             -0-
                                                   -----------      ------------     -----------

ESTIMATED RECLAMATION COSTS               1
COMMITMENTS AND CONTINGENCIES             1


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                   December 31,     December 31,     December 31,
                                                      2000             1999             1998
                                          NOTES    (Unaudited)      (Unaudited)      (Unaudited)
                                          -----    -----------      ------------     -----------
STOCKHOLDERS' EQUITY:                     3

  Common stock (7,696,739
    shares standing)                                   314,080           314,080         314,080
  Additional paid-in capital                        13,304,849        13,304,849      13,304,849
  Retained earnings
  (accumulated deficit)                            (12,896,366)      (12,888,346)    (12,830,041)
  Less cost of common stock
    held in treasury                                  (629,126)         (629,126)       (629,126)
                                                   -----------       ------------    -----------
Stockholders' equity (deficit)                          93,437           101,457         159,762
                                                   -----------       -----------     -----------
     TOTAL                                         $    93,437       $   101,457     $   159,762
                                                   ===========       ===========     ===========

  See notes to financial statements.

  AMERICAN NUCLEAR CORPORATION
  STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2000 (Unaudited), 1999 (Unaudited), and 1998 (Unaudited)

                                                   Year Ended     Year Ended      Year Ended
                                                   December       December        December
                                                   31, 2000       31, 1999        31, 1998
                                          NOTES    (Unaudited)    (Unaudited)     (Unaudited)
                                          -----    ----------     -----------     -----------

REVENUE FROM DISCONTINUED
OPERATIONS:

Total revenues from
  discontinued operations                                   -0-             -0-             -0-
                                                   ------------    ------------    ------------
DISCONTINUED EXPENSES:
General and administrative                               45,188          47,088          46,508

Reclamation                               1              71,738          59,514         161,614
                                                   ------------    ------------    ------------

Total discontinued operating
  expenses                                              116,926         106,602         208,122

OTHER INCOME (EXPENSE):
  Reclamation Reimbursement                             107,380          45,671         115,670
  Interest income                                         1,526           2,520           5,507
  Other Income                                              -0-             107             245
                                                  -------------    ------------    ------------
NET INCOME (LOSS)                                        (8,020)        (58,304)        (86,700)

RETAINED EARNINGS
  (Accumulated Deficit):
  Beginning of period                               (12,888,346)    (12,830,041)    (12,743,341)
                                                   ------------    ------------    ------------
  End of period                                    $(12,896,366)   $(12,888,346)   $(12,830,041)
                                                   ============    ============    ============

NET LOSS BEFORE DISCONTINUED
 OPERATION PER SHARE                                $       -0-    $        -0-    $        -0-

DISCONTINUED OPERATION PER SHARE                    $     (0.00)   $      (0.01)   $      (0.01)
                                                     ----------    ------------    ------------

NET INCOME (LOSS) PER COMMON SHARE                  $     (0.00)   $      (0.01)   $      (0.01)
                                                    ===========    ============    ============

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING                      1           7,696,739       7,696,739       7,696,739
                                                    ===========    ============    ============

  See notes to financial statements.

                                          PAGE 23
  AMERICAN NUCLEAR CORPORATION
  STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000
  (Unaudited),1999 (Unaudited), AND 1998 (Unaudited)

                                                    Year           Year            Year
                                                    Ended          Ended           Ended
                                                    December       December        December
                                                    31, 2000       31, 1999        31, 1998
                                                    (Unaudited)    (Unaudited)     (Unaudited)
                                                    ----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $    (8,020)   $    (58,304)   $    (86,700)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:

Decrease (increase) in Assets:
  Other assets                                           55,000         (69,206)        (11,841)

Increase (decrease) in Liabilities:
  Other liabilities                                         -0-             -0-             -0-
                                                    -----------    ------------    ------------
  Net cash from operating
   activities                                            46,980          10,902         (98,541)
                                                    -----------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       46,980          10,902         (98,541)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    46,457          35,555         134,096
                                                    -----------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                            $    93,437    $     46,457          35,555
                                                    ===========    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Interest paid                                       $       -0-    $        -0-    $        -0-
                                                    ===========    ============    ============
Issuance of stock for ESOP
  contribution                                      $       -0-    $        -0-    $        -0-
                                                    ===========    ============    ============
Issuance of stock for stock bonus                   $       -0-    $        -0-    $        -0-
                                                    ===========    ============    ============

  See notes to financial statements.

                                                      PAGE 24
  AMERICAN NUCLEAR CORPORATION
  NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2000 (Unaudited), 1999 (Unaudited), AND 1998 (Unaudited)


  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Liquidation Basis of Presentation
  ---------------------------------

       The accompanying unaudited 2000, 1999 and 1998 financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities during 2000, 1999 and 1998. The statements of operations and retained earnings and cash flows for the years ended December 31, 2000, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     As of December 31, 2000 the Company's current assets exceed current liabilities by approximately $93,437. The Company's current assets are reserved for site reclamation and mill site monitoring.

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


  Major Customer
  ----------------

       The Company had no customers in 2000, 1999 and 1998.

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

       At December 31, 2000 the Company had approximately $10.5 million of net operating loss carryovers which expire during 2000 through 2014. The future utilization of net operating loss carry-overs are subject to rules and regulations of the Internal Revenue Service which could prevent utilization of the net operating loss and carry-overs.


  3.  STOCKHOLDERS' EQUITY

       The Company's authorized common stock consists of 25,000,000 shares of $.04 par value common stock. Changes in common stock issued and outstanding during the years ended December 31, 1998, 1999 and 2000 were as follows:

                                                     Common Stock
                                ----------------------------------------------------
                                                            Held in
                                     Issued            Treasury (at cost)    Additional
                                ------------------     ----------------      Paid-in
                                Shares      Amount     Shares    Amount      Capital
                                ------      -------    ------    -------     -----------
  Balance, December 31, 1998    7,852,183   $314,080   155,444   $(629,126)  $13,304,849
                                ---------    -------   -------   ---------   -----------
  Balance, December 31, 1999    7,852,183   $314,080   155,444   $(629,126)  $13,304,849
                                ---------   -------    -------   ---------   -----------
  Balance, December 31, 2000    7,852,183   $314,080   155,444   $(629,126)  $13,304,849
                                =========   ========   =======   =========   ===========

  Redeemable Preferred Stock
  --------------------------

       The Company's authorized preferred stock consists of 15,000,000 shares of $1 par value preferred stock with a liquidation value of $10.00 per share. There were no outstanding preferred shares during the periods ended December 31, 2000, 1999 and 1998.

  Stock Warrants
  -------------
       The Company had warrants outstanding for the purchase of 49,020 shares of common stock, exercisable at $0.875 per share, which expired on August 26, 1995.

  Employee Stock Ownership Plan
  ------------------------------

       The Company had an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. Contributions to the Plan were made at the Company's discretion. On March 6, 1992 the Board of Directors resolved to terminate the ESOP and replace it with a money purchase plan. The money purchase plan received approval by a vote of the shareholders on June 17, 1992. During the year ended December 31, 1992, the Company made contributions to the Plan of 5,272 shares of the Company's common stock. At December 31, 1994 the Plan held 4,235 shares of the Company's common stock for the account of prior participating employees that cannot be located. On December 31, 2000, 1999 and 1998 the common stock had relatively no market value.


  Non-qualified Stock Options
  ---------------------------

       There were no options exercised during the three years ended December 31, 2000 and there were no outstanding options under this Plan at December 31, 2000.


  1992 Incentive Stock Option Plan
  --------------------------------

       As of December 31, 2000 there were no stock options outstanding under the 1992 Incentive Stock Option Plan.


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

       The Company had no employment contracts with any employees at December 31, 2000.