Form 10-Q
period 2001-03-31
AMERICAN NUCLEAR CORP
filed 2001-05-21
CIK 5550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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




          PAGE 2

AMERICAN NUCLEAR CORPORATION

STATEMENTS OF OPERATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2001 AND MARCH 31, 2000

(UNAUDITED)

Three Months Ended

March 31

2001 2000

------ ------


NET LOSS BEFORE DISCONTINUED

OPERATIONS $ -0- $ -0-

REVENUE FROM DISCONTINUED

OPERATIONS

Reclamation Reimbursement -0- -0-

---------- ----------

Total revenue from

discontinued operations -0- -0-

DISCONTINUED EXPENSES

General and administrative 6,975 10,176

Reclamation expense -0- 8,529

Interest income <527> <306>

---------- ----------

Total discontinued expenses 6,448 18,399

NET INCOME (LOSS) $ <6,448> $ <18,399>

PER SHARE:

NET PROFIT (LOSS) BEFORE

DISCONTINUED OPERATIONS PER

SHARE $ 0.00 $ 0.00

DISCONTINUED OPERATIONS PER

SHARE NET PROFIT (LOSS) $ 0.00 $ 0.00

WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING 7,696,739 7,696,739

DIVIDENDS PER SHARE $ 0.00 $ 0.00







AMERICAN NUCLEAR CORPORATION

BALANCE SHEETS

March 31, 2001 and December 31, 2000

March 31, Dec. 31,

2001 2000

(Unaudited) (Unaudited)

-------------- ------------

ASSETS

Current assets:

Cash $ 74,990 $ 37,472

----------- ------------

Total current assets $ 74,990 $ 37,472

Other assets:

Other 12,000 45,587

----------- ------------

Total other assets 12,000 45,587

Total assets $ 86,990 $ 83,059

=========== ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Trade accounts payable -0- -0-

Other current liabilities -0- -0-

----------- ------------

Total current liabilities -0- -0-

Common Stockholders' equity:

Common stock 314,080 314,080

Additional paid-in capital 13,304,849 13,304,849

Retained earnings <12,902,813> <12,906,744>

Less cost of treasury stock <629,126> <629,126>

----------- ------------

Common stockholders' equity 83,059 83,059

Total liabilities and stockholders'

equity $ 86,990 $ 83,059

=========== ============







AMERICAN NUCLEAR CORPORATION

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

(UNAUDITED)

Three Months Ended

March 31

2001 2000

---------- ----------


Cash flows from discontinued operations:

Net loss $ <6,448> $ <18,399>

Adjustments to reconcile net loss to net

cash used by operating activities:

(Increase) Decrease in other assets <12,000> 9,414

----------- -----------

Total adjustments <12,000> 9,414

----------- -----------

Net cash used in operating activities <18,448> 8,985

Net increase (decrease) in cash during the

period <18,448> <8,985>

Cash at the beginning of the period 93,438 46,457

Cash at the end of the period $ 74,990 $ 37,472

=========== ===========




AMERICAN NUCLEAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

MARCH 31, 2001 AND 2000

(UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Liquidation Basis

The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current assets exceeded its current liabilities by $74,990 and $93,437 at

March 31, 2001 and December 31, 2000 respectively. During 1994 the

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

Company discontinued the licensing requirements by transferring this responsibility to the Wyoming DEQ.

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


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

10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

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


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

General and administrative expenses were $6,975 for the three months ended March 31, 2001 compared to $10,176 for the comparable period ended March 31, 2000.

Reclamation expenses were zero for the three months ended March 31, 2001 and $8,529 for the comparable 2000 period. The Company discontinued the monitoring on January 1, 2001.

There was $527 interest income for the first quarter of 2001, compared to $306 for the comparable period ending March 31, 2000. The interest is due to the reimbursement of DOE funds to the Company.

These funds will be used for ongoing expenses as long as possible.

A net loss of $6,448 was recognized during the first three months of 2001 compared to a loss of $18,399 for the same period in 2000. The losses are expected to remain in the range of $7,000 per quarter as long as the Company continues ongoing operations.

Liquidity and Capital Resources

The Company's working capital at March 31, 2001, was $74,990 while at December 31, 2000 it was $93,437. The decrease in working capital at March 31, 2001 was due to the Company's ongoing general and administrative expenses. During May 1994, the Company discontinued operations because of its lack of funds. Before that decision was made,


the Company attempted to obtain additional loans, raise equity funds through a private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. None of these efforts were successful. In addition, the Wyoming Department of

Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ to be used by the DEQ for completing reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ are not expected to cover all the expenses. The

Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the federal program administered by the DOE, for reimbursement of some of the reclamation work it has previously performed to clean up its mining and milling site. The DOE program has been funded by Congress and money has been allocated for the reimbursements. The Company received approximately $46,000 from this program during 1999 and approximately $107,000 during 2000. If Congress continues funding this

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


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.

AMERICAN NUCLEAR CORPORATION

Registrant

(signature)

May 15, 2000 By: -----------------------------------

William C. Salisbury

President

(signature)

May 12, 2000 By: -----------------------------------

Dennis A. Eckerdt

Secretary and Treasurer