Form 10-Q
period 2001-09-30
AMERICAN NUCLEAR CORP
filed 2001-11-16
CIK 5550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarterly Period Ended September 30, 2001


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

                                                                  PAGE 2
                         AMERICAN NUCLEAR CORPORATION
                            STATEMENTS OF OPERATION
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                    SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                 Three Months Ended      Nine Months Ended
                                   September 30            September 30
                                2001         2000         2001       2000
                                ------       ------       ----       ----
  NET LOSS BEFORE
    DISCONTINUED OPERATIONS     $      -0-   $      -0-   $     -0-   $      -0-

  REVENUE FROM DISCONTINUED
    OPERATIONS
    Reclamation Reimbursement          -0-       43,541      13,519       74,539
                                ----------   ----------     -------   ----------
    Total revenue from
    discontinued operations            -0-       43,541      13,519       74,539

  DISCONTINUED EXPENSES
    General and administrative       4,347        9,289      16,575       32,207
     Reclamation expense               -0-       24,343         -0-       63,313
     Interest income                  (453)        (317)     (1,465)        (932)
                                ----------   ----------     -------     --------
     Total discontinued
       expenses                      3,894       38,315      15,110       94,588

  NET INCOME (LOSS)             $   (3,894)  $    5,226      (1,591)     (20,049)

  PER SHARE:

  NET PROFIT (LOSS) BEFORE
    DISCONTINUED OPERATIONS
    PER SHARE                   $     0.00   $     0.00   $    0.00   $     0.00

  DISCONTINUED OPERATIONS
    PER SHARE NET
    PROFIT (LOSS)               $     0.00   $     0.00   $    0.00   $     0.00

  WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING        7,696,739    7,696,739   7,696,739    7,696,739

  DIVIDENDS PER SHARE           $     0.00   $     0.00   $    0.00   $     0.00

                                                                 PAGE 3


                              AMERICAN NUCLEAR CORPORATION
                                     BALANCE SHEETS
                         SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                            September 30,     September 30,
                                                2001             2000
                                             (Unaudited)      (Unaudited)
                                            --------------    ------------
  ASSETS
  Current assets:
    Cash                                    $    87,848       $     93,438
                                            -----------       ------------
      Total current assets                  $    87,848       $     93,438


  Other assets:
    Other                                         4,000                -0-


                                            -----------       ------------
      Total other assets                          4,000                -0-


  Total assets                              $    91,847       $     93,438
                                            ===========       ============


  LIABILITIES AND STOCKHOLDERS' EQUITY


  Current liabilities:
    Trade accounts payable                          -0-                -0-
    Other current liabilities                       -0-                -0-
                                            -----------       ------------
      Total current liabilities                     -0-                -0-


  Common Stockholders' equity:
    Common stock                                314,080            314,080
    Additional paid-in capital               13,304,849         13,304,849
    Retained earnings                       (12,897,956)       (12,896,365)
    Less cost of treasury stock                (629,126)          (629,126)
                                            -----------       ------------
      Common stockholders' equity                91,847             93,438


  Total liabilities and stockholders'
    equity                                  $    91,847       $     93,438
                                            ===========       ============

                                                             PAGE 4

                                 AMERICAN NUCLEAR CORPORATION
                                   STATEMENTS OF CASH FLOW
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                         (UNAUDITED)


                                                    Nine Months Ended
                                                       September 30
                                                2001              2000
                                                ----------        ----------
  Cash flows from discontinued operations:
    Net loss                                    $    (1,591)      $   (20,049)


  Adjustments to reconcile net loss to net
    cash used by operating activities:
    (Increase) Decrease in other assets              (4,000)           11,028
                                                -----------       -----------
    Total adjustments                                (4,000)           11,028
                                                -----------       -----------


    Net cash used in operating activities            (5,591)           (9,021)


  Net increase (decrease) in cash during the
    period                                           (5,591)           (9,021)
  Cash at the beginning of the period                93,438            46,457


  Cash at the end of the period                 $    87,847       $    37,436
                                                ===========       ===========

                         AMERICAN NUCLEAR CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

       Liquidation Basis

       The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current assets exceeded its current liabilities by $87,847 and $93,438 at September 30, 2001 and December 31, 2000 respectively. During 1994 the Company discontinued operations due to lack of operating capital. For financial reporting purposes, the Company has offset contractual liabilities totaling $392,000. These liabilities were recognized as income because the Company has no means of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with U.S. Nuclear Regulatory Commission (NRC) license requirements pertaining to the Company's uranium mining reclamation site. The Company discontinued the licensing requirements by transferring this responsibility to the Wyoming DEQ.

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

       General and administrative expenses were $16,575 and $4,347 for the nine and three months ended September 30, 2001 compared to $32,207 and $9,289 for the comparable periods ended September 30, 2000.

       Reclamation expenses were zero for the nine and three months ended September 30, 2001 and $63,313 and $29,343 for the comparable 2000 periods. The Company discontinued the monitoring on January 1, 2001.

       There was $1,465 interest income for the first nine months of 2001, compared to $932 for the comparable period ending September 30, 2000. The interest is due to the reimbursement of DOE funds to the Company. These funds will be used for ongoing expenses as long as possible.

      A net loss of $1,591 was recognized during the first nine months of 2001 compared to a loss of $20,049 for the same period in 2000. The losses are expected to remain in the range of $4,000 per quarter as long as the Company continues ongoing operations.


  Liquidity and Capital Resources

       The Company's working capital at September 30, 2001, was $87,847 while at December 31, 2000 it was $93,438. The decrease in working capital at September 30, 2001 was due to the Company's ongoing general and administrative expenses. During May 1994, the Company discontinued operations because of its lack of funds. Before that decision was made, the Company attempted to obtain additional loans, raise equity funds through a private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. None of these efforts were successful. In addition, the Wyoming Department of Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ to be used by the DEQ for completing reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ are not expected to cover all the expenses. The
  Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the federal program administered by the DOE, for reimbursement of some of the reclamation work it has previously performed to clean up its mining and milling site. The DOE program has been funded by Congress and money has been allocated for the reimbursements. The Company received approximately $46,000 from this program during 1999 and approximately $107,000 during 2000 and $13,000 during 2001. Under the prevailing law and the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds and any future funds that could be received under this program will be applied to ongoing monitoring and reclamation obligations over the next several years, including payments to the Company's independent contractors to perform such services.
  None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed the funds that become available. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency for use by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds toward monitoring and reclamation of the mill site in accordance with the NRC license.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.


                                  AMERICAN NUCLEAR CORPORATION
                                  Registrant



                                     (signature)
  November 15, 2001               By:  -----------------------------------
                                       William C. Salisbury
                                       President




                                      (signature)
  November 15, 2001               By:  -----------------------------------
                                       Dennis A. Eckerdt
                                       Secretary and Treasurer