Form 10-K
period 2001-12-31
AMERICAN NUCLEAR CORP
filed 2002-03-29
CIK 5550

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K

  /X/  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

            For the fiscal year ended December 31, 2001
                             or
  / /  Transition report pursuant to Section 13 or 15(d) of
       the Securities Exchange Act of 1934
            For the Transition period from              to
                                           ----------    -----------
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

  Based upon the bid prices of the common stock on January 31, 2002 of $0.001 per share, the aggregate market value of the voting stock held on that date by non-affiliates of the registrant was $7,677.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001: 4 cent par value - 7,696,739

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

       As of December 31, 2001, the Company had no employees.


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


  Item 3.     Legal Proceedings.
  -------     -----------------

       There are no legal proceedings pending against the Company.


  Item 4.     Submission of Matters to a Vote of Security Holders.
  -------     ---------------------------------------------------

       No matters for decision were submitted to a vote of shareholders during the year ended December 31, 2001.

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

                           Price Ranges (closing bid)
                      For Calendar Years Ended December 31
                      -----------------------------------
                          2001            2000
                       -----------     ------------
                       Low    High     Low    High
                       ----   ----     ----   ----
  First Quarter  ..... Unknown         Unknown
  Second Quarter ..... Unknown         Unknown
  Third Quarter  ..... Unknown         Unknown
  Fourth Quarter ..... Unknown         Unknown

        (a) The low and high prices for the stock on January 31, 2002 were unknown since there have been no reported trades.

        (b) Based solely upon the number of record holders, the approximate number of stockholders of the common stock of the Company as of January 31, 2001 was 1716.

        (c) No dividends have been declared with respect to the common stock during the fiscal years ended December 31, 2001, 2000 and 1999.

  The Company has not sold or issued or modified any of its securities within the two years from 2000 through 2001.


Item 6.     Selected Financial Data.
-------     -----------------------

                         Year          Year          Year          Year         Year
                         Ended         Ended         Ended         Ended        Ended
                         December      December      December      December     December
                         31, 2001      31, 2000      31, 1999      31,1998      31,1997
                         (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)  Unaudited)
                         -----------   -----------   -----------   ----------   ----------
                         ($000's are omitted except per share amounts)
INCOME STATEMENT

Revenue From
  Discontinued
  Operations             $ -0-         $ -0-         $ -0-         $ -0-        $ -0-
Net Income (Loss)        $ (6)         $  5          $(58)         $ (87)       $ (10)

BALANCE SHEET

Working Capital (1)      $ 87          $ 93          $ 46          $  36        $  134
Total Assets             $ 87          $ 96          $101          $ 160        $  246
Total Liabilities        $-0-          $-0-          $-0-          $ -0-        $  -0-
Long-Term
  Obligations            $-0-          $-0-          $-0-          $  0-        $  -0-
Common Stockholders'
  Equity (Deficit)       $ 87          $ 93          $101          $ 160        $  246

LOSS PER COMMON
  SHARE (2)

Income (loss) from
  Operations             $0.00         $0.00         $0.00         $0.00        $ 0.01
  Dividends Paid Per
    Common Share         $ -0-         $ -0-         $ -0-         $ -0-        $  -0-

       (1)  Exclusive of assets held for sale.

       (2) The weighted average number of shares of common stock outstanding during the years ended December 31, 2001, 2000, 1999, 1998, and 1997 were 7,696,739 during all five years.


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


  Results of Operations

       The Company applied, under the Title X federal program administered by the (DOE), for reimbursement of some of the expenses of reclamation work it has previously performed to clean up its mining and milling site. The Company's claims are for approximately $901,000 of which the Company received $13,518, $107,380, $45,671, $115,670, $119,676, $175,555, and
  $229,707, during 2001, 2000, 1999, 1998, 1997, 1996 and 1995, respectively. Under the prevailing law and agreements with the Wyoming DEQ, and under the terms of the license and order of the U.S. Nuclear Regulatory Commission that requires the Company to continue to monitor the site, the funds and any future funds that may be received under this program will be applied by the Wyoming DEQ and the Company to reclamation and ongoing monitoring and maintenance obligations over the next several years. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to exceed any of the funds that become available. The DEQ has notified the Company that the reclamation bond may be deficient by as much as $3 million. The DEQ has statutory authority to sue the Company for the bond deficiency. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency and used by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds primarily toward monitoring and reclamation of the mill site in accordance with the NRC reclamation plan.

       During 1995 CRIC foreclosed upon the Company's Peach properties for non-payment of its $2,031,200 loan. The loan plus accrued interest totaled approximately $3,000,000 at November 28,1996, the end of the one year redemption period the Company had to reacquire the properties.

       General and administrative expenses decreased approximately 52% during 2001 and approximately 4% during 2000. These expenses are expected to remain at this level of activity in the future years to come.

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

       Reclamation reimbursements of $13,519, $107,380, $45,671, $115,670,
  $119,721, $175,555 and $229,707 were received from the DOE during 2001, 2000, 1999, 1998, 1997, 1996, and 1995, respectively.


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

       The Company's working capital at December 31, 2001, 2000, and 1999 was $87,000, $93,000, and $46,000,respectively. The increases in working capital are due to the DOE reclamation reimbursements which will be used for ongoing monitoring and general and administrative costs incurred by the Company.

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

                              PART III
                              --------

  Item 10.   Directors and Executive Officers of the Registrant.
  --------   --------------------------------------------------

       The following table sets forth certain information concerning directors and executive officers of the Company:

                                              Year
  Name and All Positions                      First Became
  Currently Held With                         A Director/
  the Corporation                     Age     Officer
  ---------------                     ---     -----------
  William C. Salisbury, President     54      1993
    Director                                  1993

  Dennis A. Eckerdt, Secretary        53      1994
    Chief Financial Officer                   1991
    Director                                  1992


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


                                                SUMMARY COMPENSATION TABLE
                                                                  Long Term Compensation
                                                                  ----------------------
                          Annual Compensation                   Awards             Payouts
                          -------------------            ---------------------   -----------------
(a)                       (b)    (c)         (d)        (e)         (f)          (g)        (h)       (i)
                                                        Other       Restricted                        All
                                                        Annual      Stock                   LTIP      Other
Name and Principal                                      Compen-     Award        Options/   Payouts   Compen-
Position                  Year   Salary($)   Bonus($)   sation($)   ($)          SARs       ($)       sation($)
------------------        ----   ---------   --------   ---------   ----------   --------   -------   --------
William C. Salisbury(1)   2001    --          --        ---         ---          ---         --       ---
  President               2000    --         ---        ---         ---          ---        ---       ---
                          1999    --         ---        ---         ---          ---        ---       ---

       * Contributions to the Company's money purchase pension plan established to provide retirement benefits to employees. The plan was terminated in 1994.
       (1) President from August 1993 until August 1995 then from May 1996 to the present time.

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

       Salt Ridge Energy, Inc., which is wholly owned by Mr. Salisbury, was paid $10,000, $55,000 and $55,000 during 2001, 2000 and 1999 for site monitoring work, reclamation obligations, and general and administrative fees for managing the Company's activities.

                               PART IV
                               -------
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.
  --------   -------------------------------------------------------

             (a) The following documents are filed as a part of this report:

             1.  Financial Statements:
                 - Balance Sheets, December 31, 2001 (unaudited),
                   December 31, 2000, (Unaudited) and December 31, 1999 (Unaudited).
                 - Statements of Operations and Retained Earnings
                   (Accumulated Deficit) for the years ended December 31, 2001 (Unaudited), 2000, (Unaudited), and 1999
                   (Unaudited).
                 - Statements of Cash Flows for the years ended
                   December 31, 2001 (Unaudited), 2000 (Unaudited), and 1999 (Unaudited).
                 - Notes to Financial Statements for the years ended
                   December 31, 2001 (Unaudited), 2000 (Unaudited), and 1999 (Unaudited).

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

                REGISTRANT:  AMERICAN NUCLEAR CORPORATION



           By:  (Signature)
                --------------------------------
                William C. Salisbury, President
         Date:  March 28, 2002


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           By:    (Signature)
                ---------------------------------------
                Dennis A. Eckerdt, Secretary,
                Treasurer and Director
         Date:  March 28, 2002



           By:    (Signature)
                ---------------------------------------
                William C. Salisbury, President,
                and Director
         Date:  March 28, 2002

  AMERICAN NUCLEAR CORPORATION
  BALANCE SHEETS DECEMBER 31, 2001 (Unaudited), 2000 (Unaudited), and 1999 (Unaudited)

ASSETS
                                                   December 31,   December 31,   December 31,
                                                      2001           2000           1999
                                          NOTES    (Unaudited)    (Unaudited)    (Unaudited)
                                          -----    -----------    -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $    86,939     $    93,437     $      46,457
                                                   -----------     -----------     -------------
  Total current assets                                  86,939          93,437            46,457
                                                   -----------     -----------     -------------

  OTHER ASSETS:
  Reclamation deposit                     1
  Other                                                    -0-             -0-            55,000
                                                   -----------     -----------     -------------
Total other assets                                         -0-             -0-            55,000
                                                   -----------     -----------     -------------
  TOTAL                                            $    86,939     $    93,437     $     101,457
                                                   ===========     ===========     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Trade accounts payable                           $       -0-      $       -0-      $       -0-
  Other current liabilities                                -0-              -0-              -0-
                                                   -----------      -----------      -----------
Total current liabilities                          ---------0-              -0-              -0-
                                                   -----------      -----------      -----------

ESTIMATED RECLAMATION COSTS               1
COMMITMENTS AND CONTINGENCIES             1


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                   December 31,     December 31,     December 31,
                                                      2001             2000             1999
                                          NOTES    (Unaudited)      (Unaudited)      (Unaudited)
                                          -----    -----------      -----------      -----------
STOCKHOLDERS' EQUITY:                     3

  Common stock (7,696,739
    shares standing)                                   314,080           314,080         314,080
  Additional paid-in capital                        13,304,849        13,304,849      13,304,849
  Retained earnings
  (accumulated deficit)                            (12,902,865)      (12,896,366)      (12,888,346)
  Less cost of common stock
    held in treasury                                  (629,126)         (629,126)         (629,126)
                                                   -----------       -----------       ------------
Stockholders' equity (deficit)                          86,938            93,437           101,457
                                                   -----------       -----------       -----------
     TOTAL                                         $    86,938       $    93,437       $   101,457
                                                   ===========       ===========       ===========

  See notes to financial statements.

  AMERICAN NUCLEAR CORPORATION
  STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2001 (Unaudited), 2000 (Unaudited), and 1999 (Unaudited)

                                              Year Ended     Year Ended      Year Ended
                                              December       December        December
                                              31, 2001       31, 2000        31, 1999
                                     NOTES    (Unaudited)    (Unaudited)     (Unaudited)
                                     -----    ----------     -----------     -----------

REVENUE FROM DISCONTINUED
OPERATIONS:

Total revenues from
  discontinued operations                              -0-             -0-             -0-
                                              ------------    ------------    ------------
DISCONTINUED EXPENSES:
General and administrative                          21,811          45,188          47,088

Reclamation                          1                 -0-          71,738          59,514
                                              ------------    ------------    ------------

Total discontinued operating
  expenses                                          21,811         116,962         106,602

OTHER INCOME (EXPENSE):
  Reclamation Reimbursement                         13,519         107,380          45,671
  Interest income                                    1,794           1,526           2,520
  Other Income                                         -0-             -0-             107
                                             -------------    ------------    ------------
NET INCOME (LOSS)                                   (6,498)         (8,020)        (58,304)

RETAINED EARNINGS
  (Accumulated Deficit):
  Beginning of period                          (12,896,366)    (12,888,346)    (12,830,041)
                                              ------------    ------------    ------------
  End of period                               $(12,889,868)   $(12,896,366)   $(12,888,346)
                                              ============    ============    ============

NET LOSS BEFORE DISCONTINUED
 OPERATION PER SHARE                           $       -0-    $        -0-    $        -0-

DISCONTINUED OPERATION PER SHARE               $     (0.00)   $      (0.01)   $      (0.01)
                                                ----------    ------------    ------------

NET INCOME (LOSS) PER COMMON SHARE             $     (0.00)   $      (0.00)   $      (0.01)
                                               ===========    ============    ============

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING                 1           7,696,739       7,696,739       7,696,739
                                               ===========    ============    ============

  See notes to financial statements.

  AMERICAN NUCLEAR CORPORATION
  STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001
  (Unaudited),2000 (Unaudited), AND 1999 (Unaudited)

                                                    Year           Year            Year
                                                    Ended          Ended           Ended
                                                    December       December        December
                                                    31, 2001       31, 2000        31, 1999
                                                    (Unaudited)    (Unaudited)     (Unaudited)
                                                    ----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $    (6,498)   $     (8,020)   $    (58,304)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:

Decrease (increase) in Assets:
  Other assets                                              -0-          55,000         (69,206)

Increase (decrease) in Liabilities:
  Other liabilities                                         -0-             -0-             -0-
                                                    -----------    ------------    ------------
  Net cash from operating
   activities                                            (6,498)         46,980          10,902
                                                     ----------      ----------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       (6,498)         46,980          10,902
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    93,437          46,457          35,555
                                                    -----------     -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                            $    86,939     $    93,437    $     46,457
                                                    ===========     ===========    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Interest paid                                       $       -0-     $       -0-    $        -0-
                                                    ===========     ===========    ============
Issuance of stock for ESOP
  contribution                                      $       -0-     $       -0-    $        -0-
                                                    ===========     ===========    ============
Issuance of stock for stock bonus                   $       -0-     $       -0-    $        -0-
                                                    ===========     ===========    ============

  See notes to financial statements.

  AMERICAN NUCLEAR CORPORATION
  NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 (Unaudited), 2000 (Unaudited), AND 1999 (Unaudited)


  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Liquidation Basis of Presentation
  ---------------------------------

       The accompanying unaudited 2001, 2000 and 1999 financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities during 2001, 2000 and 1999. The statements of operations and retained earnings and cash flows for the years ended December 31, 2001, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     As of December 31, 2001 the Company's current assets exceed current liabilities by approximately $86,939. The Company's current assets are reserved for general and administrative expenses, site reclamation and mill site monitoring.

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


  Major Customer
  ----------------

       The Company had no customers in 2001, 2000 and 1999.


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

       At December 31, 2001 the Company had approximately $10.4 million of net operating loss carryovers which expire during 2000 through 2014. The future utilization of net operating loss carry-overs are subject to rules and regulations of the Internal Revenue Service which could prevent utilization of the net operating loss and carry-overs.


  3.  STOCKHOLDERS' EQUITY

       The Company's authorized common stock consists of 25,000,000 shares of $.04 par value common stock. Changes in common stock issued and outstanding during the years ended December 31, 1999, 2000 and 2001 were as follows:


                                                   Common Stock
                              ----------------------------------------------------
                                                          Held in
                                   Issued            Treasury (at cost)    Additional
                              ------------------     ----------------      Paid-in
                              Shares      Amount     Shares    Amount      Capital
                              ------      -------    ------     -----     -----------
Balance, December 31, 1999    7,852,183   $314,080   155,444   $(629,126)  $13,304,849
                              ---------    -------   -------   ---------   -----------
Balance, December 31, 2000    7,852,183   $314,080   155,444   $(629,126)  $13,304,849
                              ---------   -------    -------   ---------   -----------
Balance, December 31, 2001    7,852,183   $314,080   155,444   $(629,126)  $13,304,849
                              =========   ========   =======   =========   ===========

  Redeemable Preferred Stock
  --------------------------

       The Company's authorized preferred stock consists of 15,000,000 shares of $1 par value preferred stock with a liquidation value of $10.00 per share. There were no outstanding preferred shares during the periods ended December 31, 2001, 2000 and 1999.


  Stock Warrants
  -------------
       The Company had warrants outstanding for the purchase of 49,020 shares of common stock, exercisable at $0.875 per share, which expired on August 26, 1995.


  Employee Stock Ownership Plan
  ------------------------------

       The Company had an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. Contributions to the Plan were made at the Company's discretion. On March 6, 1992 the Board of Directors resolved to terminate the ESOP and replace it with a money purchase plan. The money purchase plan received approval by a vote of the shareholders on June 17, 1992. During the year ended December 31, 1992, the Company made contributions to the Plan of 5,272 shares of the Company's common stock. At December 31, 1994 the Plan held 4,235 shares of the Company's common stock for the account of prior participating employees that cannot be located. On December 31, 2001, 2000 and 1999 the common stock had relatively no market value.


  Non-qualified Stock Options
  ---------------------------

       There were no options exercised during the three years ended December 31, 2001 and there were no outstanding options under this Plan at December 31, 2001.

  1992 Incentive Stock Option Plan
  --------------------------------

       As of December 31, 2001 there were no stock options outstanding under the 1992 Incentive Stock Option Plan.


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

       The Company had no employment contracts with any employees at December 31, 2001.