Form 10-Q
period 2002-03-31
AMERICAN NUCLEAR CORP
filed 2002-05-15
CIK 5550

UNITED STATES
                                     SECURITIES AND
                EXCHANGE COMMISSION

                Washington, D.C.  20549


                FORM 10-Q


                (X) QUARTERLY REPORT PURSUANT TO
                SECTION 13 OR 15 (d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934


                    For the Quarterly Period Ended
                March 31, 2002


                ( ) TRANSITION REPORT PURSUANT TO
                SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


                    For the transition period from
                          to

                -----------    ------------


                Commission File Number 0-1764


                                        AMERICAN
                NUCLEAR CORPORATION
                                 (Exact Name of
                Registrant In Its Charter)


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

                     Check whether the issuer (1)
                filed all reports required to be
                filed by Section 13 or 15(d) of the
                Securities Exchange Act of 1934
                during the preceding 12 months (or
                for such shorter period that the
                registrant was required to file such
                reports), and (2) has been subject
                to such filing requirements for the
                past 90 days.                 Yes X.
                 No  .


                     Indicate the number of share
                outstanding of each of the issuer's
                classes of common stock, as of the
                close of the period covered by this
                report.

                    4 cents par value common stock:
                7,696,739 shares


                                           PAGE 2
                                       AMERICAN
                NUCLEAR CORPORATION
                                          STATEMENTS
                OF OPERATION
                                         FOR THE
                THREE MONTHS ENDED
                                      MARCH 31, 2002
                AND MARCH 31, 2001

                (UNAUDITED)

                                               Three
                Months Ended

                March 31,
                                              2002
                      2001
                                              ------
                      ------
                NET LOSS BEFORE
                  DISCONTINUED OPERATIONS     $
                -0-   $      -0-

                REVENUE FROM DISCONTINUED
                  OPERATIONS
                  Reclamation Reimbursement
                1,613          -0-

                ----------   ----------
                  Total revenue from
                  discontinued operations
                1,613          -0-

                DISCONTINUED EXPENSES
                  General and administrative
                4,982        6,975
                   Interest income
                (239)        (527)

                ----------   ----------
                   Total discontinued
                     expenses
                4,743        6,448

                NET INCOME (LOSS)             $
                (3,130)  $   (6,448)
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

                                          PAGE 3

                                            AMERICAN
                NUCLEAR CORPORATION

                BALANCE SHEETS
                                         MARCH 31,
                2002 AND DECEMBER 31, 2001


                       March 31,       December 31,

                         2002             2001

                      (Unaudited)      (Unaudited)

                     --------------    ------------
                ASSETS
                Current assets:
                  Cash
                     $    71,809       $     86,938

                     -----------       ------------
                    Total current assets
                     $    71,809       $     86,938


                Other assets:
                  Other
                          12,000               -0-


                     -----------       ------------
                    Total other assets
                          12,000                -0-


                Total assets
                     $    83,809       $     86,938

                     ===========       ============


                LIABILITIES AND STOCKHOLDERS' EQUITY


                Current liabilities:
                  Trade accounts payable
                             -0-                -0-
                  Other current liabilities
                             -0-                -0-

                     -----------       ------------
                    Total current liabilities
                             -0-                -0-


                Common Stockholders' equity:
                  Common stock
                         314,080            314,080
                  Additional paid-in capital
                      13,304,849         13,304,849
                  Retained earnings
                     (12,897,956)       (12,902,864)
                  Less cost of treasury stock
                        (629,126)          (629,126)

                     -----------       ------------
                    Common stockholders' equity
                          91,847             86,938


                Total liabilities and stockholders'
                  equity
                     $    91,847       $     86,938

                     ===========       ============










                                      PAGE 4

                AMERICAN NUCLEAR CORPORATION

                STATEMENTS OF CASH FLOW
                                    FOR THE THREE
                MONTHS ENDED MARCH 31, 2002 AND 2001

                  (UNAUDITED)



                            Three Months Ended

                                 March 31

                         2002              2001

                         ----------        ----------
                Cash flows from discontinued
                operations:
                  Net loss
                         $    (3,130)      $    (6,448)


                Adjustments to reconcile net loss to
                net
                  cash used by operating activities:
                  (Increase) Decrease in other
                assets             (12,000)
                (12,000)

                         -----------       -----------
                  Total adjustments
                             (12,000)          (12,000)

                         -----------       -----------


                  Net cash used in operating
                activities           (15,130)
                  (18,448)


                Net increase (decrease) in cash
                during the
                  period
                             (15,130)          (18,448)
                Cash at the beginning of the period
                              86,939            94,438


                Cash at the end of the period
                         $    71,809       $    74,990

                         ===========       ===========

                                       AMERICAN
                NUCLEAR CORPORATION
                                      NOTES TO
                FINANCIAL STATEMENTS
                                        FOR THE
                THREE MONTHS ENDED
                                          MARCH 31,
                2002 AND 2000

                (UNAUDITED)


                               SUMMARY OF
                SIGNIFICANT ACCOUNTING POLICIES

                Basis of Presentation

                     Liquidation Basis

                     The accompanying financial
                statements have been prepared on a
                liquidation basis, which recognized
                the realization of assets and the
                satisfaction of a portion of the
                liabilities.  The Company's current
                assets exceeded its current
                liabilities by $71,809 and $86,938 at
                March 31, 2002 and December 31, 2001
                respectively.  During 1994 the
                Company discontinued operations due
                to lack of operating capital.  For
                financial reporting purposes, the
                Company has offset contractual
                liabilities totaling $392,000.
                These liabilities were recognized as
                income because the Company has no
                means of repaying the obligations
                under liquidation basis accounting.
                The remaining Company cash
                deposits are being utilized to
                maintain compliance as long as possible
                with U.S. Nuclear Regulatory
                Commission (NRC) license requirements
                pertaining to the Company's uranium
                mining reclamation site.  The
                Company discontinued the licensing
                requirements by transferring this
                responsibility to the Wyoming DEQ.

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


                     Interim Financial Statements

                     The accompanying unaudited
                consolidated financial statements have
                been prepared in accordance with
                generally accepted accounting
                principles for interim financial
                information and with the instructions
                for Form 10-Q and Rule 10-01 of
                Regulation S-X.  Accordingly, they do
                not include all of the information
                and footnotes required by generally
                accepted accounting principles for
                complete financial statements.  The
                accompanying statements should be
                read in conjunction with the
                unaudited financial statements
                included in the Company's Report on
                Form
                10-K for the year ended December 31,
                2001.  In the opinion of
                management, all adjustments
                (consisting only of normal recurring
                accruals) considered necessary for a
                fair presentation have been
                included.


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


                                   MANAGEMENTS
                DISCUSSION AND ANALYSIS OF
                               FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

                Results of Operations

                     The Company discontinued
                operations during May 1994.  The
                Company had no operating revenues
                during the period subject to this
                report or the earlier comparable
                period.  See the  Discontinuance of
                Operations  and the  Liquidity and
                Capital Resources  sections in this
                report regarding additional
                information about the Company's
                cessation of operations.

                     General and administrative
                expenses were $4,982 for the three
                months ended March 31, 2002 compared
                to $6,975 for the comparable period
                ended March 31, 2001.

                     There was $239 interest income
                for the three months of 2002,
                compared to $527 for the comparable
                period ending March 31, 2001.  The
                interest is due to the reimbursement
                of DOE funds to the Company.  These
                funds will be used for ongoing
                expenses as long as possible.

                    A net loss of $3,130 was
                recognized during the first three
                months of 2002 compared to a loss of
                $6,448 for the same period in 2001.
                The losses are expected to remain in
                the range of $4,000 per quarter as
                long as the Company continues
                ongoing operations.


                Liquidity and Capital Resources

                     The Company's working capital
                at March 31, 2002, was $71,809
                while at December 31, 2001 it was
                $86,938.  The decrease in working
                capital at March 31, 2002 was due to
                the Company's ongoing general and
                administrative expenses.  During May
                1994, the Company discontinued
                operations because of its lack of
                funds.  Before that decision was made,
                the Company attempted to obtain
                additional loans, raise equity funds
                through a private placement of its
                common stock, secure byproduct
                disposal contracts, or sell its
                mineral properties.  None of these
                efforts were successful.  In
                addition, the Wyoming Department of
                Environmental Quality (DEQ) declared
                forfeiture of the $3.2 million
                reclamation bond fund to the DEQ to
                be used by the DEQ for completing
                reclamation of the Company's Gas
                Hills mill site.  The total cost of
                the reclamation work will not be
                known for many years, and the funds
                held by the DEQ are not expected to
                cover all the expenses.  The
                Company remains the licensee and
                owner of the reclamation site, and
                the Company will not be released
                from the obligations of reclamation
                that are imposed by the license
                until reclamation work is completed and
                accepted by the regulatory agencies.
                 The Company has applied, under
                the federal program administered by
                the DOE, for reimbursement of some
                of the reclamation work it has
                previously performed to clean up its
                mining and milling site.  The DOE
                program has been funded by Congress
                and money has been allocated for the
                reimbursements.  The Company
                received approximately $46,000 from
                this program during 1999 and
                approximately $107,000 during 2000
                and $13,000 during 2001.  Under the
                prevailing law and the terms of the
                order of the U.S. Nuclear Regulatory
                Commission that directs the Company
                to continue to reclaim and monitor
                its reclamation site, the funds and
                any future funds that could be
                received under this program will be
                applied to ongoing monitoring and
                reclamation obligations over the
                next several years, including payments
                to the Company's independent
                contractors to perform such
                services.
                None of the money will be applied to
                claims of creditors, and no funds
                will be available for distribution
                to shareholders because the
                reclamation obligations are
                projected to substantially exceed
                the funds
                that become available.  The DEQ has
                entered into an agreement with the
                Company providing that the state
                will not bring a deficiency action in
                court if the Company transfers Title
                X funds to the state to be applied
                to the deficiency for use by the
                state to perform reclamation.  The
                Tennessee Valley Authority (TVA),
                which had asserted a right to the
                funds based on its 1984 contract
                with the Company, released the Company
                from such claims due to an agreement
                between TVA and the state.  The
                agreement between the Company and
                DEQ provides that the Company and DEQ
                will use the DOE Title X funds
                toward monitoring and reclamation of
                the
                mill site in accordance with the NRC
                license.



                SIGNATURES

                Pursuant to the requirements of the
                Securities Exchange Act of 1934,
                the registrant has duly caused this
                report to be signed on their behalf
                by the undersigned thereunto being
                authorized.


                AMERICAN NUCLEAR CORPORATION

                Registrant


                (signature)
                May 13, 2002                    By:
                -----------------------------------

                William C. Salisbury

                President


                (signature)
                May 13, 2002                    By:
                -----------------------------------

                Dennis A. Eckerdt

                Secretary and Treasurer