Form 10-Q
period 2002-06-30
AMERICAN NUCLEAR CORP
filed 2002-08-14
CIK 5550

UNITED STATES
                                     SECURITIES AND
                EXCHANGE COMMISSION

                Washington, D.C.  20549


                FORM 10-Q


                (X) QUARTERLY REPORT PURSUANT TO
                SECTION 13 OR 15 (d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934


                    For the Quarterly Period Ended
                June 30, 2002


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

                    4 cents par value common stock:
                7,696,739 shares


                                           PAGE 2
                                       AMERICAN
                NUCLEAR CORPORATION
                                          STATEMENTS
                OF OPERATION
                                      FOR THE THREE
                AND SIX MONTHS ENDED
                                       JUNE 30, 2002
                AND JUNE 30, 2001

                (UNAUDITED)

                                               Three
                Months Ended        Six Months Ended

                June 30,                  June 30,
                                              2002
                      2001         2002         2001

                                              ------
                      ------       ------       ------
                NET LOSS BEFORE
                  DISCONTINUED OPERATIONS     $
                -0-   $      -0-   $      -0-   $
                  -0-

                REVENUE FROM DISCONTINUED
                  OPERATIONS
                  Reclamation Reimbursement
                13,229       13,519       14,842
                  13,519

                ----------   ----------   ----------
                  ----------
                  Total revenue from
                  discontinued operations
                13,229       13,519       14,842
                  13,519

                DISCONTINUED EXPENSES
                  General and administrative
                4,289        9,236        9,270
                 12,228
                   Interest income
                (263)        (485)        (502)
                (1,012)

                ----------   ----------   ----------
                  ----------
                   Total discontinued
                     expenses
                4,026        8,751        8,768
                 11,216

                NET INCOME (LOSS)             $
                9,203   $   (4,768)       6,074
                  2,303
                PER SHARE:

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
                  7,696,739

                DIVIDENDS PER SHARE           $
                0.00   $     0.00   $     0.00   $
                  0.00





















                                          PAGE 3

                                            AMERICAN
                NUCLEAR CORPORATION

                BALANCE SHEETS
                                          JUNE 30,
                2002 AND DECEMBER 31, 2001


                        June 30,       December 31,

                         2002             2001

                      (Unaudited)      (Unaudited)

                     --------------    ------------
                ASSETS
                Current assets:
                  Cash
                     $    85,012       $     86,938

                     -----------       ------------
                    Total current assets
                     $    85,012       $     86,938


                Other assets:
                  Other
                           8,000               -0-


                     -----------       ------------
                    Total other assets
                           8,000                -0-


                Total assets
                     $    93,012       $     86,938

                     ===========       ============


                LIABILITIES AND STOCKHOLDERS' EQUITY


                Current liabilities:
                  Trade accounts payable
                             -0-                -0-
                  Other current liabilities
                             -0-                -0-

                     -----------       ------------
                    Total current liabilities
                             -0-                -0-


                Common Stockholders' equity:
                  Common stock
                         314,080            314,080
                  Additional paid-in capital
                      13,304,849         13,304,849
                  Retained earnings
                     (12,896,791)       (12,902,864)
                  Less cost of treasury stock
                        (629,126)          (629,126)

                     -----------       ------------
                    Common stockholders' equity
                          93,012             86,938


                Total liabilities and stockholders'
                  equity
                     $    93,012       $     86,938

                     ===========       ============










                                      PAGE 4

                AMERICAN NUCLEAR CORPORATION

                STATEMENTS OF CASH FLOW
                                       FOR THE SIX
                MONTHS ENDED JUNE 30, 2002 AND 2001

                  (UNAUDITED)



                              Six Months Ended

                                  June 30

                         2002              2001

                         ----------        ----------
                Cash flows from discontinued
                operations:
                  Net loss
                         $     6,074       $     2,302


                Adjustments to reconcile net loss to
                net
                  cash used by operating activities:
                  (Increase) Decrease in other
                assets              (8,000)
                  8,000

                         -----------       -----------
                  Total adjustments
                              (8,000)            8,000

                         -----------       -----------


                  Net cash used in operating
                activities            (1,926)
                   (5,698)


                Net increase (decrease) in cash
                during the
                  period
                             (1,l926)          (5,698)
                Cash at the beginning of the period
                              86,939            94,438


                Cash at the end of the period
                         $    85,013       $    87,740

                         ===========       ===========

                                       AMERICAN
                NUCLEAR CORPORATION
                                      NOTES TO
                FINANCIAL STATEMENTS
                                        FOR THE
                THREE MONTHS ENDED
                                          JUNE 30,
                2002 AND 2000

                (UNAUDITED)


                               SUMMARY OF
                SIGNIFICANT ACCOUNTING POLICIES

                Basis of Presentation

                     Liquidation Basis

                     The accompanying financial
                statements have been prepared on a
                liquidation basis, which recognized
                the realization of assets and the
                satisfaction of a portion of the
                liabilities.  The Company's current
                assets exceeded its current
                liabilities by $85,012 and $86,938 at
                June 30, 2002 and December 31, 2001
                respectively.  During 1994 the
                Company discontinued operations due
                to lack of operating capital.  For
                financial reporting purposes, the
                Company has offset contractual
                liabilities totaling $392,000.
                These liabilities were recognized as
                income because the Company has no
                means of repaying the obligations
                under liquidation basis accounting.
                The remaining Company cash
                deposits are being utilized to
                maintain compliance as long as possible
                with U.S. Nuclear Regulatory
                Commission (NRC) license requirements
                pertaining to the Company's uranium
                mining reclamation site.  The
                Company discontinued the licensing
                requirements by transferring this
                responsibility to the Wyoming DEQ.

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

                     General and administrative
                expenses were $4,289 for the three
                months ended June 30, 2002 compared
                to $9,236 for the comparable period
                ended June 30, 2001.

                     There was $263 interest income
                for the three months of 2002,
                compared to $485 for the comparable
                period ending June 30, 2001.  The
                interest is due to the reimbursement
                of DOE funds to the Company.  These
                funds will be used for ongoing
                expenses as long as possible.

                    A net profit of $9,203 was
                recognized during the first three
                months of 2002 compared to a loss of
                $4,768 for the same period in 2001.
                The profit in 2002 is due to a
                $13,229 DOE reimbursement.  The
                company does not expect to receive
                any more DOE reimbursements in the
                future.


                Liquidity and Capital Resources

                     The Company's working capital
                at June 30, 2002, was $85,012
                while at December 31, 2001 it was
                $86,938.  The decrease in working
                capital at June 30, 2002 was due to
                the Company's ongoing general and
                administrative expenses.  During May
                1994, the Company discontinued
                operations because of its lack of
                funds.  Before that decision was made,
                the Company attempted to obtain
                additional loans, raise equity funds
                through a private placement of its
                common stock, secure byproduct
                disposal contracts, or sell its
                mineral properties.  None of these
                efforts were successful.  In
                addition, the Wyoming Department of
                Environmental Quality (DEQ) declared
                forfeiture of the $3.2 million
                reclamation bond fund to the DEQ to
                be used by the DEQ for completing
                reclamation of the Company's Gas
                Hills mill site.  The total cost of
                the reclamation work will not be
                known for many years, and the funds
                held by the DEQ are not expected to
                cover all the expenses.  The
                Company remains the licensee and
                owner of the reclamation site, and
                the Company will not be released
                from the obligations of reclamation
                that are imposed by the license
                until reclamation work is completed and
                accepted by the regulatory agencies.
                 The Company has applied, under
                the federal program administered by
                the DOE, for reimbursement of some
                of the reclamation work it has
                previously performed to clean up its
                mining and milling site.  The DOE
                program has been funded by Congress
                and money has been allocated for the
                reimbursements.  The Company
                received approximately $46,000 from
                this program during 1999 and
                approximately $107,000 during 2000,
                $13,000 during 2001, and $13,000
                during 2002.  Under the prevailing
                law and the terms of the order of
                the U.S. Nuclear Regulatory
                Commission that directs the Company
                to continue to reclaim and monitor
                its reclamation site, the funds and
                any future funds that could be
                received under this program will be
                applied to ongoing monitoring and
                reclamation obligations over the
                next several years, including
                payments to the Company's
                independent contractors to perform
                such services. None of the money
                will be applied to claims of
                creditors, and no funds will be
                available for distribution to
                shareholders because the reclamation
                obligations are projected to
                substantially exceed the funds that
                become available.  The DEQ has
                entered into an agreement with the
                Company providing that the state
                will not bring a deficiency action
                in court if the Company transfers
                Title X funds to the state to be
                applied to the deficiency for use by
                the state to perform reclamation.
                The Tennessee Valley Authority
                (TVA), which had asserted a right to
                the funds based on its 1984 contract
                with the Company, released the
                Company from such claims due to an
                agreement between TVA and the state.
                 The agreement between the Company
                and DEQ provides that the Company
                and DEQ will use the DOE Title X
                funds toward monitoring and
                reclamation of the mill site in
                accordance with the NRC license.



                SIGNATURES

                Pursuant to the requirements of the
                Securities Exchange Act of 1934,
                the registrant has duly caused this
                report to be signed on their behalf
                by the undersigned thereunto being
                authorized.


                AMERICAN NUCLEAR CORPORATION

                Registrant


                (signature)
                August 13, 2002                 By:
                -----------------------------------

                William C. Salisbury

                President


                (signature)
                August 13, 2002                 By:
                -----------------------------------

                Dennis A. Eckerdt

                Secretary and Treasurer