Form 10-Q
period 2002-09-30
AMERICAN NUCLEAR CORP
filed 2002-11-14
CIK 5550

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended September 30, 2002

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













                                                              PAGE 2
                          AMERICAN NUCLEAR CORPORATION
                             STATEMENTS OF OPERATION
                        FOR THE THREE AND NINE MONTHS ENDED
                     SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

                             Three Months Ended        Nine Months Ended
                               September 30,             September 30,
                            2002         2001         2002         2001
                            ------       ------       ------       ------
NET LOSS BEFORE
  DISCONTINUED OPERATIONS     $      -0-   $      -0-   $      -0-   $      -0-

REVENUE FROM DISCONTINUED
  OPERATIONS
  Reclamation Reimbursement          -0-          -0-       14,842       13,519
                              ----------   ----------   ----------   ----------
  Total revenue from
  discontinued operations            -0-          -0-       14,842       13,519

DISCONTINUED EXPENSES
  General and administrative       4,870        4,347       14,148       16,575
   Interest income                  (286)        (453)        (788)      (1,465)
                              ----------   ----------   ----------   ----------
   Total discontinued
     expenses                      4,584        3,894       13,360       15,110

NET INCOME (LOSS)             $   (4,584)  $   (3,894)       1,482       (1,591)
PER SHARE:

NET PROFIT (LOSS) BEFORE
  DISCONTINUED OPERATIONS
  PER SHARE                   $     0.00   $     0.00   $     0.00   $     0.00

DISCONTINUED OPERATIONS
  PER SHARE NET
  PROFIT (LOSS)               $     0.00   $     0.00   $     0.00   $     0.00

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING        7,696,739    7,696,739    7,696,739    7,696,739

DIVIDENDS PER SHARE           $     0.00   $     0.00   $     0.00   $     0.00

















                                                               PAGE 3

                            AMERICAN NUCLEAR CORPORATION
                                   BALANCE SHEETS
                       SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                           September 30,     December 31,
                                              2002             2001
                                           (Unaudited)      (Unaudited)
                                          --------------    ------------
ASSETS
Current assets:
  Cash                                    $    84,421       $     86,938
                                          -----------       ------------
    Total current assets                  $    84,421       $     86,938

Other assets:
  Other                                         4,000               -0-

                                          -----------       ------------
    Total other assets                          4,000                -0-

Total assets                              $    88,421       $     86,938
                                          ===========       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                          -0-                -0-
  Other current liabilities                       -0-                -0-
                                          -----------       ------------
    Total current liabilities                     -0-                -0-

Common Stockholders' equity:
  Common stock                                314,080            314,080
  Additional paid-in capital               13,304,849         13,304,849
  Retained earnings                       (12,901,382)       (12,902,864)
  Less cost of treasury stock                (629,126)          (629,126)
                                          -----------       ------------
    Common stockholders' equity                88,421             86,938

Total liabilities and stockholders'
  equity                                  $    88,421       $     86,938
                                          ===========       ============















                                                           PAGE 4

                               AMERICAN NUCLEAR CORPORATION
                                 STATEMENTS OF CASH FLOW
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                       (UNAUDITED)

                                                  Nine Months Ended
                                                    September 30
                                              2002              2001
                                              ----------        ----------
Cash flows from discontinued operations:
  Net loss                                    $     1,482       $    (1,591)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  (Increase) Decrease in other assets              (4,000)           (4,000)
                                              -----------       -----------
  Total adjustments                                (4,000)           (4,000)
                                              -----------       -----------

  Net cash used in operating activities            (2,518)           (5,591)


Net increase (decrease) in cash during the
  period                                           (2,518)           (5,591)
Cash at the beginning of the period                86,939            93,438


Cash at the end of the period                 $    84,421       $    87,847
                                              ===========       ===========

                       AMERICAN NUCLEAR CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE AND NINE MONTHS ENDED
                       SEPTEMBER 30, 2002 AND 2001
                               (UNAUDITED)


               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Liquidation Basis

     The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current assets exceeded its current liabilities by $84,421 and $86,938 at September 30, 2002 and December 31, 2001 respectively. During 1994 the Company discontinued operations due to lack of operating capital. For financial reporting purposes, the Company has offset contractual liabilities totaling $392,000. These liabilities were recognized as income because the Company has no means of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with U.S. Nuclear Regulatory Commission (NRC) license requirements pertaining to the Company's uranium mining reclamation site. The Company discontinued the licensing requirements by transferring this responsibility to the Wyoming DEQ.

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

     General and administrative expenses were $4,870 and $14,148 for the three months and nine months ended September 30, 2002 compared to $4,347 and $16,575 for the comparable periods ended September 30, 2001.

     There was $286 and $788 interest income for the three months and nine months ended September 30, 2002, compared to $453 and $1,465 for the comparable periods ending September 30, 2001. The interest is due to the reimbursement of DOE funds to the Company. These funds will be used for ongoing expenses as long as possible.

    A net profit of $1,482 was recognized during the first nine months of 2002 compared to a loss of $1,591 for the same period in 2001. The profit in 2002 is due to a $14,842 DOE reimbursement. The company does not expect to receive any more DOE reimbursements in the future.


Liquidity and Capital Resources

     The Company's working capital at September 30, 2002, was $84,421 while at December 31, 2001 it was $86,938. The decrease in working capital at September 30, 2002 was due to the Company's ongoing general and administrative expenses. During May 1994, the Company discontinued operations because of its lack of funds. Before that decision was made, the Company attempted to obtain additional loans, raise equity funds through a private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. None of these efforts were successful. In addition, the Wyoming Department of Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ to be used by the DEQ for completing reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ are not expected to cover all the expenses. The
Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the federal program administered by the DOE, for reimbursement of some of the reclamation work it has previously performed to clean up its mining and milling site. The DOE program has been funded by Congress and money has been allocated for the reimbursements. The Company received approximately $46,000 from this program during 1999 and approximately $107,000 during 2000, $13,000 during 2001, and $15,000 during 2002. Under the prevailing law and the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds and any future funds that could be received under this program will be applied to ongoing monitoring and reclamation obligations over the next several years, including payments to the Company's independent contractors to perform such services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed the funds that become available. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency for use by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds toward monitoring and reclamation of the mill site in accordance with the NRC license.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.

                                AMERICAN NUCLEAR CORPORATION
                                Registrant


                                   (signature)
November 13, 2002               By:  ---------------------------------
                                     William C. Salisbury
                                     President


                                    (signature)
November 13, 2002               By:  ---------------------------------
                                     Dennis A. Eckerdt
                                     Secretary and Treasurer