Form 10-K
period 2002-12-31
AMERICAN NUCLEAR CORP
filed 2003-04-01
CIK 5550

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-K


/X/  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2002
                           or
/ /  Transition report pursuant to Section 13 or 15(d) of
     the Securities Exchange Act of 1934
          For the Transition period from              to
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).      Yes  /   /   No  /X/

Based upon the bid prices of the common stock on January 31, 2002 of $0.001 per share, the aggregate market value of the voting stock held on that date by non-affiliates of the registrant was $7,677.


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2002: 4 cent par value - 7,696,739

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

     As of December 31, 2002, the Company had no employees.

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


Item 3.     Legal Proceedings.
-------     -----------------

     There are no legal proceedings pending against the Company.


Item 4.     Submission of Matters to a Vote of Security Holders.
-------     ---------------------------------------------------

     No matters for decision were submitted to a vote of shareholders during the year ended December 31, 2002.


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


                         Price Ranges (closing bid)
                    For Calendar Years Ended December 31
                    -----------------------------------
                        2002            2001
                     -----------     ------------
                     Low    High     Low    High
                     ----   ----     ----   ----
First Quarter  ..... Unknown         Unknown
Second Quarter ..... Unknown         Unknown
Third Quarter  ..... Unknown         Unknown
Fourth Quarter ..... Unknown         Unknown

      (a) The low and high prices for the stock on January 31, 2003 were unknown since there have been no reported trades.

      (b) Based solely upon the number of record holders, the approximate number of stockholders of the common stock of the Company as of January 31, 2003 was 1716.

      (c) No dividends have been declared with respect to the common stock during the fiscal years ended December 31, 2002, 2001 and 2000.

The Company has not sold or issued or modified any of its securities within the three years from 2000 through 2002.

Item 6.     Selected Financial Data.
-------     -----------------------

                       Year          Year          Year          Year          Year
                       Ended         Ended         Ended         Ended         Ended
                       December      December      December      December      December
                       31,2002       31, 2001      31, 2000      31, 1999      31,1998
                       (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                       -----------   -----------   -----------   ----------    -----------
                       ($000's are omitted except per share amounts)

INCOME STATEMENT

Revenue From
  Discontinued
  Operations             $ -0-         $ -0-         $ -0-         $ -0-        $ -0-

Net Income (Loss)        $ (17)        $ (6)         $  5          $(58)         $ (87)

BALANCE SHEET

Working Capital (1)      $ 69          $ 87          $ 93          $ 46          $  36
Total Assets             $ 83          $ 87          $ 96          $101          $ 160
Total Liabilities        $ 14          $-0-          $-0-          $-0-          $ -0-
Long-Term
  Obligations            $-0-          $-0-          $-0-          $  0-        $  -0-
Common Stockholders'
  Equity (Deficit)       $ 70          $ 87          $ 93          $101          $ 160

LOSS PER COMMON
  SHARE (2)

Income (loss) from
  Operations             $0.00         $0.00         $0.00         $0.00         $0.00
  Dividends Paid Per
    Common Share         $ -0-         $ -0-         $ -0-         $ -0-        $  -0-


     (1)  Exclusive of assets held for sale.

     (2) The weighted average number of shares of common stock outstanding during the years ended December 31, 2002, 2001, 2000, 1999, and 1998 were 7,696,739 during all five years.


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


Results of Operations

     The Company applied, under the Title X federal program administered by the (DOE), for reimbursement of some of the expenses of reclamation work it has previously performed to clean up its mining and milling site. The Company's claims are for approximately $901,000 of which the Company received $14,842, $13,518, $107,380, $45,671, $115,670, $119,676, $175,555,
and $229,707, during 2002, 2001, 2000, 1999, 1998, 1997, 1996 and 1995, respectively. Under the prevailing law and agreements with the Wyoming DEQ, and under the terms of the license and order of the U.S. Nuclear Regulatory Commission that requires the Company to continue to monitor the site, the funds and any future funds that may be received under this program will be applied by the Wyoming DEQ and the Company to reclamation and ongoing monitoring and maintenance obligations over the next several years. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to exceed any of the funds that become available. The DEQ has notified the Company that the reclamation bond may be deficient by as much as $3 million. The DEQ has statutory authority to sue the Company for the bond deficiency. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency and used by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds primarily toward monitoring and reclamation of the mill site in accordance with the NRC reclamation plan.

     During 1995 CRIC foreclosed upon the Company's Peach properties for non-payment of its $2,031,200 loan. The loan plus accrued interest totaled approximately $3,000,000 at November 28,1996, the end of the one year redemption period the Company had to reacquire the properties.

     General and administrative expenses decreased approximately 12% and 4% during 2002 and 2001 respectively. These expenses are expected to remain at this level of activity in the future years to come.

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

     Reclamation reimbursements of $14,842, $13,519, $107,380, $45,671,
$115,670, $119,721, $175,555 and $229,707 were received from the DOE during
2002, 2001, 2000, 1999, 1998, 1997, 1996, and 1995, respectively.


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

     The Company's working capital at December 31, 2002, 2001, and 2000 was $83,853, $87,000, and $93,000, respectively. The working capital will be used for ongoing general and administrative costs incurred by the Company.

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



                            PART III
                            --------

Item 10.   Directors and Executive Officers of the Registrant.
--------   --------------------------------------------------

     The following table sets forth certain information concerning directors and executive officers of the Company:

                                            Year
Name and All Positions                      First Became
Currently Held With                         A Director/
the Corporation                     Age     Officer
---------------                     ---     -----------
William C. Salisbury, President     55      1993
  Director                                  1993

Dennis A. Eckerdt, Secretary        54      1994
  Chief Financial Officer                   1991
  Director                                  1992


     The executive officers of the Company serve at the pleasure of the Board of Directors and do not have fixed terms.


Business Experience of Directors and Officers

     The principal occupations of each officer for at least the past five years are as follows:

     William C. Salisbury was appointed President of the Company in August 1993. He served in that office until August 1995 when he became the Secretary and Treasurer of the Company. He was re-appointed

President during 1996. He is currently self-employed as a consultant providing and management, environmental and regulatory services to the Company and other natural resources companies. From October 1991 until his appointment as President, he was Vice President of the Company, and from October 1990 to October 1991 he was manager of special projects for the Company. From July 1983 to October 1990 he was a self-employed consultant providing land management, environmental and regulatory services to the Company and other natural resource companies. From November 1970 to July 1983 he was manager of land and contracts for the Company. He was appointed to the Board of Directors in August 1993.

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

                                         SUMMARY COMPENSATION TABLE


                                                          Long Term Compensation
                                                          ----------------------
                         Annual Compensation              Awards            Payouts
                       -------------------     ---------------------  ----------------
(a)                    (b)   (c)        (d)    (e)        (f)        (g)       (h)       (i)
                                               Other      Restricted                     All
                                               Annual     Stock                LTIP      Other
Name and Principal                             Compen-    Award      Options/  Payouts   Compen-
Position               Year  Salary  Bonus($)  sation($   ($)        SARs      ($)       sation($)
                             ($)
------------------     ----  ------  --------  ---------  ---------  -------   -------  --------
William C.
   Salisbury(1)        2002   --     ---       ---        ---        ---       ---      ---
  President            2001   --     ---       ---        ---        ---       ---      ---
                       2000   --     ---       ---        ---        ---       ---      ---


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


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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

     Salt Ridge Energy, Inc., which is wholly owned by Mr. Salisbury, was paid $10,000, $10,000 and $55,000 during 2002, 2001 and 2000 for site monitoring work, reclamation obligations, and general and administrative fees for managing the Company's activities.


                             PART IV
                             -------
Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.
--------   -------------------------------------------------------

           (a) The following documents are filed as a part of this report:

           1.  Financial Statements:
               - Balance Sheets, December 31, 2002 (unaudited),
                 December 31, 2001, (Unaudited) and December 31, 2000
                 (Unaudited).
               - Statements of Operations and Retained Earnings
                 (Accumulated Deficit) for the years ended December 31, 2002 (Unaudited), 2001, (Unaudited), and 2000
                 (Unaudited).
               - Statements of Cash Flows for the years ended
                 December 31, 2002 (Unaudited), 2001 (Unaudited), and 2000 (Unaudited).
               - Notes to Financial Statements for the years ended
                 December 31, 2002 (Unaudited), 2001 (Unaudited), and 2000 (Unaudited).

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

              REGISTRANT:  AMERICAN NUCLEAR CORPORATION



         By:    /s/ William C. Salisbury
              --------------------------------
              William C. Salisbury, President
       Date:  March 30, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         By:    /s/ Dennis A. Eckerdt
              ---------------------------------------
              Dennis A. Eckerdt, Secretary,
              Treasurer and Director
       Date:  March 30, 2003



         By:    /s/ William C. Salisbury
              ---------------------------------------
              William C. Salisbury, President,
              and Director
       Date:  March 30, 2003

AMERICAN NUCLEAR CORPORATION
BALANCE SHEETS DECEMBER 31, 2002 (Unaudited), 2001 (Unaudited), and 2000 (Unaudited)


ASSETS
                                                 December 31,   December 31,   December 31,
                                                      2002           2001           2000
                                          NOTES    (Unaudited)    (Unaudited)    (Unaudited)
                                          -----    -----------    -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $    83,853     $    86,939     $    93,437
                                                   -----------     -----------     -----------
  Total current assets                                  83,853          86,939          93,437
                                                   -----------     -----------     -----------
  TOTAL                                            $    83,853     $    86,939     $    93,437
                                                   ===========     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Trade accounts payable                           $    13,518      $       -0-     $       -0-
                                                   -----------      -----------     -----------
Total current liabilities                               13,518              -0-             -0-
                                                   -----------      -----------     -----------

ESTIMATED RECLAMATION COSTS               1
COMMITMENTS AND CONTINGENCIES             1


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                   December 31,     December 31,     December 31,
                                                      2002             2001             2000
                                          NOTES    (Unaudited)      (Unaudited)      (Unaudited)
                                          -----    -----------      -----------      -----------
STOCKHOLDERS' EQUITY:                     3

  Common stock (7,696,739
    shares standing)                                   314,080           314,080         314,080
  Additional paid-in capital                        13,304,849        13,304,849      13,304,849
  Retained earnings
  (accumulated deficit)                            (12,919,469)      (12,902,865)    (12,896,366)
  Less cost of common stock
    held in treasury                                  (629,126)         (629,126)       (629,126)
                                                   -----------       -----------     ------------
Stockholders' equity (deficit)                          70,334            86,938          93,437
                                                   -----------       -----------     -----------
     TOTAL                                         $    70,334       $    86,938     $    93,437
                                                   ===========       ===========     ===========



See notes to financial statements.

AMERICAN NUCLEAR CORPORATION
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2002 (Unaudited), 2001 (Unaudited), and 2000 (Unaudited)


                                               Year Ended      Year Ended     Year Ended
                                               December        December       December
                                               31, 2002        31, 2001       31, 2000
                                       NOTES   (Unaudited)    (Unaudited)     (Unaudited)
                                       -----    ----------     -----------    -----------
REVENUE FROM DISCONTINUED
OPERATIONS:

Total revenues from
  discontinued operations                               -0-             -0-             -0-
                                                -----------      ----------    ------------
DISCONTINUED EXPENSES:
General and administrative                           19,200          21,811          45,188

Reclamation                                1         13,518             -0-          71,738
                                                -----------     -----------    ------------


Total discontinued operating
  expenses                                           32,718          21,811         116,962

OTHER INCOME (EXPENSE):
  Reclamation Reimbursement                          14,842          13,519         107,380
  Interest income                                     1,074           1,794           1,526
  Other Income                                          198             -0-             -0-
                                                -----------    ------------    ------------
NET INCOME (LOSS)                                   (16,604)         (6,498)         (8,020)

RETAINED EARNINGS
  (Accumulated Deficit):
  Beginning of period                           (12,902,865)    (12,896,366)    (12,888,346)
                                                -----------    ------------    ------------
  End of period                                 $12,902,865    $(12,889,868)   $(12,896,366)
                                                ===========    ============    ============

NET LOSS BEFORE DISCONTINUED
  OPERATION PER SHARE                           $       -0-    $        -0-    $        -0-

DISCONTINUED OPERATION PER SHARE                $     (0.00)   $      (0.01)   $      (0.01)
                                                -----------    -------------   ------------

NET INCOME (LOSS) PER COMMON SHARE              $     (0.00)   $      (0.00)   $      (0.01)
                                                ===========    ============    ============

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING                   1        7,696,739         7,696,739       7,696,739
                                              ===========      ============    ============


See notes to financial statements.

AMERICAN NUCLEAR CORPORATION
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2002
(Unaudited), 2001 (Unaudited), AND 2000 (Unaudited)



                                                  Year           Year            Year
                                                  Ended          Ended           Ended
                                                  December       December        December
                                                  31, 2002       31, 2001        31, 2000
                                                  (Unaudited)    (Unaudited)     (Unaudited)
                                                  ----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $   (16,604)   $    (6,498)   $     (8,020)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:

Decrease (increase) in Assets:
  Other assets                                            -0-            -0-          55,000

Increase (decrease) in Liabilities:
  Other liabilities                                    13,518            -0-            -0-
                                                  -----------   ------------    ------------
  Net cash from operating
   activities                                          (3,086)        (6,498)        46,980
                                                   ----------     ----------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     (3,086)        (6,498)        46,980
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  86,939         93,437         46,457
                                                  -----------    -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                          $    83,853    $    86,939    $     93,437
                                                  ===========    ===========    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:


Interest paid                                     $       -0-    $       -0-    $        -0-
                                                  ===========    ===========    ============
Issuance of stock for ESOP
  contribution                                   $       -0-    $       -0-    $        -0-
                                                  ===========    ===========    ============
Issuance of stock for stock bonus                 $       -0-    $       -0-    $        -0-
                                                  ===========    ===========    ============



See notes to financial statements.

AMERICAN NUCLEAR CORPORATION
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002 (Unaudited), 2001 (Unaudited), AND 2000 (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidation Basis of Presentation
---------------------------------

     The accompanying unaudited 2002, 2001 and 2000 financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities during 2002, 2001 and 2000. The statements of operations and retained earnings and cash flows for the years ended December 31, 2002, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

   As of December 31, 2002 the Company's current assets exceed current liabilities by approximately $83,853. The Company's current assets are reserved for general and administrative expenses, site reclamation and mill site monitoring.

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


Major Customer
----------------

     The Company had no customers in 2002, 2001 and 2000.


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

     At December 31, 2002 the Company had approximately $10.4 million of net operating loss carryovers which expire during 2000 through 2014. The future utilization of net operating loss carry-overs are subject to rules and regulations of the Internal Revenue Service which could prevent utilization of the net operating loss and carry-overs.


3.  STOCKHOLDERS' EQUITY

     The Company's authorized common stock consists of 25,000,000 shares of $.04 par value common stock. Changes in common stock issued and outstanding during the years ended December 31, 2000, 2001 and 2002 were as follows:




                                                   Common Stock
                              ----------------------------------------------------
                                                          Held in
                                  Issued            Treasury (at cost)     Additional
                              ------------------     ----------------      Paid-in
                              Shares      Amount     Shares    Amount      Capital
                              ------      -------    ------     -----      -----------
Balance, December 31, 2000    7,852,183   $314,080   155,444   $(629,126)  $13,304,849
                              ---------    -------   -------   ---------   -----------
Balance, December 31, 2001    7,852,183   $314,080   155,444   $(629,126)  $13,304,849
                              ---------   -------    -------   ---------   -----------
Balance, December 31, 2002    7,852,183   $314,080   155,444   $(629,126)  $13,304,849
                              =========   ========   =======   =========   ===========



Redeemable Preferred Stock
--------------------------

     The Company's authorized preferred stock consists of 15,000,000 shares of $1 par value preferred stock with a liquidation value of $10.00 per share. There were no outstanding preferred shares during the periods ended December 31, 2002, 2001 and 2000.


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


Non-qualified Stock Options
---------------------------

     There were no options exercised during the three years ended
December 31, 2002 and there were no outstanding options under this Plan at December 31, 2002.


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

     The Company had no employment contracts with any employees at December 31, 2002.