Form 10-Q
period 2003-03-31
AMERICAN NUCLEAR CORP
filed 2003-05-13
CIK 5550

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended March 31, 2003

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

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

     Indicate by check mark whether the registrant is an accelerated Filer (as defined in Rule 12b-2 of the Exchange Act). Yes . No X.

     Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

    4 cents par value common stock:  7,696,739 shares






                                                              PAGE 2
                          AMERICAN NUCLEAR CORPORATION
                             STATEMENTS OF OPERATION
                            FOR THE THREE MONTHS ENDED
                         MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)

                                    Three Months Ended
                                         March 31,
                                  2003              2002
                                  ------            ------
NET LOSS BEFORE
  DISCONTINUED OPERATIONS          $      -0-        $      -0-

REVENUE FROM DISCONTINUED
  OPERATIONS
  Reclamation Reimbursement               -0-             1,613
                                   ----------        ----------
  Total revenue from
  discontinued operations                 -0-             1,613

DISCONTINUED EXPENSES
  General and administrative            4,443             4,982
   Interest income                       (116)             (239)
                                   ----------        ----------
   Total discontinued
     expenses                           4,327             4,743

NET INCOME (LOSS)                  $   (4,327)       $   (3,130)
PER SHARE:

NET PROFIT (LOSS) BEFORE
  DISCONTINUED OPERATIONS
       PER SHARE                   $     0.00        $     0.00

DISCONTINUED OPERATIONS
  PER SHARE NET
  PROFIT (LOSS)                    $     0.00        $     0.00

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING             7,696,739         7,696,739

DIVIDENDS PER SHARE                $     0.00        $     0.00

















                                                               PAGE 3

                            AMERICAN NUCLEAR CORPORATION
                                   BALANCE SHEETS
                         MARCH 31, 2003 AND DECEMBER 31, 2002

                                             March 31,       December 31,
                                              2003             2002
                                           (Unaudited)      (Unaudited)
                                          --------------    ------------
ASSETS
Current assets:
  Cash                                    $    67,525       $     83,853
                                          -----------       ------------
    Total current assets                  $    67,525       $     83,853

Other assets:
  Other                                        12,000                -0-

                                          -----------       ------------
    Total other assets                         12,000                -0-

Total assets                              $    79,525       $     86,938
                                          ===========       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                          -0-                -0-
  Other current liabilities                    13,519             13,519
                                          -----------       ------------
    Total current liabilities                  13,519             13,519

Common Stockholders' equity:
  Common stock                                314,080            314,080
  Additional paid-in capital               13,304,849         13,304,849
  Retained earnings                       (12,923,797)       (12,919,469)
  Less cost of treasury stock                (629,126)          (629,126)
                                          -----------       ------------
    Common stockholders' equity                66,006             70,334

Total liabilities and stockholders'
  equity                                  $    79,525       $     83,853
                                          ===========       ============















                                                           PAGE 4

                               AMERICAN NUCLEAR CORPORATION
                                 STATEMENTS OF CASH FLOW
                     FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                       (UNAUDITED)

                                                  Three Months Ended
                                                    September 30
                                              2002              2001
                                              ----------        ----------
Cash flows from discontinued operations:
  Net loss                                    $    (4,327)      $    (3,130)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  (Increase) Decrease in other assets             (12,000)          (12,000)
                                              -----------       -----------
  Total adjustments                               (12,000)          (12,000)
                                              -----------       -----------

  Net cash used in operating activities           (16,327)          (15,130)


Net increase (decrease) in cash during the
  period                                          (16,327)          (15,130)
Cash at the beginning of the period                83,853            86,939


Cash at the end of the period                 $    67,525       $    71,809
                                              ===========       ===========

                       AMERICAN NUCLEAR CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                        FOR THE THREE MONTHS ENDED
                        SEPTEMBER 30, 2002 AND 2001
                               (UNAUDITED)


               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Liquidation Basis

     The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current assets exceeded its current liabilities by $54,006 and $70,334 at March 31, 2003 and December 31, 2002 respectively. During 1994 the Company discontinued operations due to lack of operating capital. For financial reporting purposes, the Company has offset contractual liabilities totaling $392,000. These liabilities were recognized as income because the Company has no means of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with U.S. Nuclear Regulatory Commission (NRC) license requirements pertaining to the Company's uranium mining reclamation site. The Company discontinued the licensing requirements by transferring this responsibility to the Wyoming DEQ.

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

     Interim Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the unaudited financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.


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


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company discontinued operations during May 1994. The Company had no operating revenues during the period subject to this report or the earlier comparable period. See the "Discontinuance of Operations" and the "Liquidity and Capital Resources" sections in this report regarding additional information about the Company's cessation of operations.

     General and administrative expenses were $4,443 for the three months ended March 31, 2003 compared to $4,982 for the comparable period ended March 31, 2002.

     There was $116 interest income for the three months ended March 31, 2003, compared to $239 for the comparable periods ending March 31, 2002. The interest is due to the reimbursement of DOE funds to the Company. These funds will be used to pay ongoing expenses as long as possible.

    A net loss of $4,327 was recognized during the first three months of 2003 compared to a loss of $3,130 for the same period in 2002. The company does not expect to receive any more DOE reimbursements in the future.


Liquidity and Capital Resources

     The Company's working capital at March 31, 2003, was $54,006 while at December 31, 2002 it was $70,334. The decrease in working capital at March 31, 2003 was due to the Company's ongoing general and administrative expenses. During May 1994, the Company discontinued operations because of its lack of funds. Before that decision was made, the Company attempted to obtain additional loans, raise equity funds through a private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. None of these efforts were successful. In addition, the Wyoming Department of Environmental Quality (DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ to be used by the DEQ for completing reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ are not expected to cover all the expenses. The Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies. The Company has applied, under the federal program administered by the DOE, for reimbursement of some of the reclamation work it has previously performed to clean up its mining and milling site. The DOE program has been funded by Congress and money has been allocated for the reimbursements. The Company received approximately $46,000 from this program during 1999 and approximately $107,000 during 2000, $13,000 during 2001, and $15,000 during 2002. Under the prevailing law and the terms of the order of the U.S. Nuclear Regulatory Commission that directs the Company to continue to reclaim and monitor its reclamation site, the funds and any future funds that could be received under this program will be applied to ongoing monitoring and reclamation obligations over the next several years, including payments to the Company's independent contractors to perform such services. None of the money will be applied to claims of creditors, and no funds will be available for distribution to shareholders because the reclamation obligations are projected to substantially exceed the funds that become available. The DEQ has entered into an agreement with the Company providing that the state will not bring a deficiency action in court if the Company transfers Title X funds to the state to be applied to the deficiency for use by the state to perform reclamation. The Tennessee Valley Authority (TVA), which had asserted a right to the funds based on its 1984 contract with the Company, released the Company from such claims due to an agreement between TVA and the state. The agreement between the Company and DEQ provides that the Company and DEQ will use the DOE Title X funds toward monitoring and reclamation of the mill site in accordance with the NRC license.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES.

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). This evaluation was made within 90 days prior to the filing of this quarterly report (the Evaluation Date). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Not applicable.


Item 2.  Changes in Securities and Use of Proceeds.

     Not applicable.


Item 3.  Defaults Upon Senior Securities.

     Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.


Item 5.  Other Information.

     Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

     None.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on their behalf by the undersigned thereunto being authorized.

                                AMERICAN NUCLEAR CORPORATION
                                Registrant


                                     (signature)
May 13, 2003                    By:  ---------------------------------
                                     William C. Salisbury
                                     President


                                     (signature)
May 13, 2003                    By:  ---------------------------------
                                     Dennis A. Eckerdt
                                     Secretary and Treasurer