Form 10-Q
period 2003-06-03
AMERICAN NUCLEAR CORP
filed 2003-08-15
CIK 5550

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended June 30, 2003

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






                                                              PAGE 2
                          AMERICAN NUCLEAR CORPORATION
                             STATEMENTS OF OPERATION
                     FOR THE THREE MONTHS AND SIX MONTHS ENDED
                          JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

                               Three Months Ended           Six Months Ended
                                   June 30,                    June 30,
                             2003          2002          2003          2002
                             ------        ------        ------        ------

NET LOSS BEFORE
  DISCONTINUED OPERATIONS    $      -0-    $      -0-    $      -0-    $    -0-

REVENUE FROM DISCONTINUED
  OPERATIONS
  Reclamation
    Reimbursement                   -0-        13,229    $      -0-      14,842
                              ---------    ----------    ----------   ---------
  Total revenue from
  discontinued operations           -0-        13,229           -0-      14,842

DISCONTINUED EXPENSES
  General and
    Administrative                4,630         4,289         9,074       9,270
   Interest income                 (244)         (263)         (359)       (502)
                             ----------    ----------    ----------     -------
   Total discontinued
     expenses                     4,386         4,026         8,715       8,768

NET INCOME (LOSS)            $   (4,386)   $   (9,203)       (8,715)      6,074
PER SHARE:

NET PROFIT (LOSS) BEFORE
  DISCONTINUED OPERATIONS
       PER SHARE             $     0.00    $     0.00    $     0.00     $  0.00

DISCONTINUED OPERATIONS
  PER SHARE NET
  PROFIT (LOSS)              $     0.00    $     0.00    $     0.00     $  0.00

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING       7,696,739     7,696,739     7,696,739   7,696,739

DIVIDENDS PER SHARE          $     0.00    $     0.00          0.00         000















                                                               PAGE 3

                            AMERICAN NUCLEAR CORPORATION
                                   BALANCE SHEETS
                          JUNE 30, 2003 AND DECEMBER 31, 2002

                                            June 30,        December 31,
                                              2003             2002
                                           (Unaudited)      (Unaudited)
                                          --------------    ------------
ASSETS
Current assets:
  Cash                                    $    67,138       $     83,853
                                          -----------       ------------
    Total current assets                  $    67,138       $     83,853

Other assets:
  Other                                         8,000                -0-

                                          -----------       ------------
    Total other assets                          8,000                -0-

Total assets                              $    75,138       $     86,938
                                          ===========       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                          -0-                -0-
  Other current liabilities                    13,519             13,519
                                          -----------       ------------
    Total current liabilities                  13,519             13,519

Common Stockholders' equity:
  Common stock                                314,080            314,080
  Additional paid-in capital               13,304,849         13,304,849
  Retained earnings                       (12,928,184)       (12,919,469)
  Less cost of treasury stock                (629,126)          (629,126)
                                          -----------       ------------
    Common stockholders' equity                61,619             70,334

Total liabilities and stockholders'
  equity                                  $    78,138       $     83,853
                                          ===========       ============















                                                           PAGE 4

                               AMERICAN NUCLEAR CORPORATION
                                 STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                       (UNAUDITED)

                                                   Six Months Ended
                                                    September 30
                                              2003              2002
                                              ----------        ----------
Cash flows from discontinued operations:
  Net profit (loss)                           $    (8,715)      $     6,074
Adjustments to reconcile net loss to net
  cash used by operating activities:
  (Increase) Decrease in other assets              (4,000)           (8,000)
                                              -----------       -----------
  Total adjustments                                (4,000)           (8,000)
                                              -----------       -----------

  Net cash used in operating activities           (16,715)           (1,926)


Net increase (decrease) in cash during the
  period                                          (16,715)           (1,926)
Cash at the beginning of the period                83,853            86,939


Cash at the end of the period                 $    67,138       $    85,013
                                              ===========       ===========

                       AMERICAN NUCLEAR CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                         FOR THE SIX MONTHS ENDED
                          JUNE 30, 2003 AND 2002
                               (UNAUDITED)


               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Liquidation Basis

     The accompanying financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities. The Company's current assets exceeded its current liabilities by $53,619 and $70,334 at June 30, 2003 and December 31, 2002 respectively. During 1994 the Company discontinued operations due to lack of operating capital. For financial reporting purposes, the Company has offset contractual liabilities totaling $392,000. These liabilities were recognized as income because the Company has no means of repaying the obligations under liquidation basis accounting. The remaining Company cash deposits are being utilized to maintain compliance as long as possible with U.S. Nuclear Regulatory Commission (NRC) license requirements pertaining to the Company's uranium mining reclamation site. The Company discontinued the licensing requirements by transferring this responsibility to the Wyoming DEQ.

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

     General and administrative expenses were $4,630 and $9,074 for the three and six months ended June 30, 2003 compared to $4,289 and 9,270 for the comparable periods ended June 30, 2002.

     There was $244 and $359 interest income for the three and six months ended June 30, 2003, compared to $263 and $502 for the comparable periods ending June 30, 2002. The interest is due to the reimbursement of DOE funds to the Company. These funds will be used to pay ongoing expenses as long as possible.

    A net loss of $4,386 and $8,715 was recognized during the three and six months ended June 30, 2003 compared to a profit of $9,203 and $6,074 for the same periods in 2002. The company does not expect to receive any more DOE reimbursements in the future.


Liquidity and Capital Resources

     The Company's working capital at June 30, 2003, was $53,619 while at December 31, 2002 it was $70,334. The decrease in working capital at June 30, 2003 was due to the Company's ongoing general and administrative expenses. During May 1994, the Company discontinued operations because of its lack of funds. Before that decision was made, the Company attempted to obtain additional loans, raise equity funds through a private placement of its common stock, secure byproduct disposal contracts, or sell its mineral properties. None of these efforts were successful. In addition, the Wyoming Department of Environmental Quality
(DEQ) declared forfeiture of the $3.2 million reclamation bond fund to the DEQ to be used by the DEQ for completing reclamation of the Company's Gas Hills mill site. The total cost of the reclamation work will not be known for many years, and the funds held by the DEQ are not expected to cover all the expenses. The Company remains the licensee and owner of the reclamation site, and the Company will not be released from the obligations of reclamation that are imposed by the license until reclamation work is completed and accepted by the regulatory agencies.

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

                                AMERICAN NUCLEAR CORPORATION
                                Registrant


                                     (signature)
August __, 2003                By:  ---------------------------------
                                     William C. Salisbury
                                     President


                                     (signature)
August __, 2003                 By:  ---------------------------------
                                     Dennis A. Eckerdt
                                     Secretary and Treasurer