Form 10-K
period 2003-12-31
AMERICAN NUCLEAR CORP
filed 2004-03-19
CIK 5550

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-K


/X/  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2003
                           or
/ /  Transition report pursuant to Section 13 or 15(d) of
     the Securities Exchange Act of 1934
          For the Transition period from              to
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).      Yes  /   /   No  /X/

Based upon the bid prices of the common stock on January 31, 2003 of $0.001 per share, the aggregate market value of the voting stock held on that date by non-affiliates of the registrant was $7,677.


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2003: 4 cent par value - 7,696,739

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

     As of December 31, 2003, the Company had no employees.

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


Item 3.     Legal Proceedings.
-------     -----------------

     There are no legal proceedings pending against the Company.


Item 4.     Submission of Matters to a Vote of Security Holders.
-------     ---------------------------------------------------

     No matters for decision were submitted to a vote of shareholders during the year ended December 31, 2003.


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


                         Price Ranges (closing bid)
                    For Calendar Years Ended December 31
                    -----------------------------------
                        2003            2002
                     -----------     ------------
                     Low    High     Low    High
                     ----   ----     ----   ----
First Quarter  ..... Unknown         Unknown
Second Quarter ..... Unknown         Unknown
Third Quarter  ..... Unknown         Unknown
Fourth Quarter ..... Unknown         Unknown

      (a) The low and high prices for the stock on January 31, 2004 were unknown since there have been no reported trades.

      (b) Based solely upon the number of record holders, the approximate number of stockholders of the common stock of the Company as of January 31, 2004 was 1716.

      (c) No dividends have been declared with respect to the common stock during the fiscal years ended December 31, 2003, 2002 and 2001.

The Company has not sold or issued or modified any of its securities within the three years from 2001 through 2003.

Item 6.     Selected Financial Data.
-------     -----------------------

                       Year          Year          Year          Year          Year
                       Ended         Ended         Ended         Ended         Ended
                       December      December      December      December      December
                       31, 2003      31,2002       31, 2001      31, 2000      31, 1999
                       (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                       -----------   -----------   -----------   ----------    ----------
                       ($000's are omitted except per share amounts)

INCOME STATEMENT

Revenue From
  Discontinued
  Operations             $ -0-         $ -0-         $ -0-         $ -0-         $ -0-

Net Income (Loss)        $ (18)        $ (17)        $ (6)         $  5          $(58)

BALANCE SHEET

Working Capital (1)      $ 66          $ 69          $ 87          $ 93          $ 46
Total Assets             $ 66          $ 83          $ 87          $ 96          $101
Total Liabilities        $-0-          $ 14          $-0-          $-0-          $-0-
Long-Term
  Obligations            $-0-          $-0-          $-0-          $-0-          $-0-
Common Stockholders'
  Equity (Deficit)       $ 66          $ 70          $ 87          $ 93          $101

LOSS PER COMMON
  SHARE (2)

Income (loss) from
  Operations             $0.00         $0.00         $0.00         $0.00         $0.00
  Dividends Paid Per
    Common Share         $ -0-         $ -0-         $ -0-         $ -0-         $ -0-


     (1)  Exclusive of assets held for sale.

     (2) The weighted average number of shares of common stock outstanding during the years ended December 31, 2003, 2002, 2001, 2000, and 1999 were 7,696,739 during all five years.


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

     General and administrative expenses decreased approximately 1% and 12% during 2003 and 2002 respectively. These expenses are expected to remain at this level of activity in the future years to come.

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

     The Company's working capital at December 31, 2003, 2002, and 2001 was $65,548, $83,853, and $87,000, respectively. The working capital will be used for ongoing general and administrative costs incurred by the Company.

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



                            PART III
                            --------

Item 10.   Directors and Executive Officers of the Registrant.
--------   --------------------------------------------------

     The following table sets forth certain information concerning directors and executive officers of the Company:

                                            Year
Name and All Positions                      First Became
Currently Held With                         A Director/
the Corporation                     Age     Officer
---------------                     ---     -----------
William C. Salisbury, President     56      1993
  Director                                  1993

Dennis A. Eckerdt, Secretary        55      1994
  Chief Financial Officer                   1991
  Director                                  1992


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

                                         SUMMARY COMPENSATION TABLE


                                                          Long Term Compensation
                                                          ----------------------
                         Annual Compensation              Awards            Payouts
                       -------------------     ---------------------  ----------------
(a)                    (b)   (c)        (d)    (e)        (f)        (g)       (h)       (i)
                                               Other      Restricted                     All
                                               Annual     Stock                LTIP      Other
Name and Principal                             Compen-    Award      Options/  Payouts   Compen-
Position               Year  Salary  Bonus($)  sation($   ($)        SARs      ($)       sation($)
                             ($)
------------------     ----  ------  --------  ---------  ---------  -------   -------  --------
William C.
   Salisbury(1)        2003   --     ---       ---        ---        ---       ---      ---
  President            2002   --     ---       ---        ---        ---       ---      ---
                       2001   --     ---       ---        ---        ---       ---      ---


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

     Salt Ridge Energy, Inc., which is wholly owned by Mr. Salisbury, was paid $10,000, $10,000 and $10,000 during 2003, 2002 and 2001 for site monitoring work, reclamation obligations, and general and administrative fees for managing the Company's activities.


                             PART IV
                             -------
Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.
--------   -------------------------------------------------------

           (a) The following documents are filed as a part of this report:

           1.  Financial Statements:
               - Balance Sheets, December 31, 2003 (unaudited),
                 December 31, 2002, (Unaudited) and December 31, 2001
                 (Unaudited).
               - Statements of Operations and Retained Earnings
                 (Accumulated Deficit) for the years ended December 31, 2003 (Unaudited), 2002, (Unaudited), and 2001
                 (Unaudited).
               - Statements of Cash Flows for the years ended
                 December 31, 2003 (Unaudited), 2001 (Unaudited), and 2001 (Unaudited).
               - Notes to Financial Statements for the years ended
                 December 31, 2003 (Unaudited), 2002 (Unaudited), and 2001 (Unaudited).

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

              REGISTRANT:  AMERICAN NUCLEAR CORPORATION



         By:    /s/ William C. Salisbury
              --------------------------------
              William C. Salisbury, President
       Date:  March 30, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         By:    /s/ Dennis A. Eckerdt
              ---------------------------------------
              Dennis A. Eckerdt, Secretary,
              Treasurer and Director
       Date:  March 30, 2004



         By:    /s/ William C. Salisbury
              ---------------------------------------
              William C. Salisbury, President,
              and Director
       Date:  March 30, 2004

AMERICAN NUCLEAR CORPORATION
BALANCE SHEETS DECEMBER 31, 2003 (Unaudited), 2002 (Unaudited), and 2001 (Unaudited)


ASSETS
                                                 December 31,   December 31,   December 31,
                                                      2003           2002           2001
                                          NOTES    (Unaudited)    (Unaudited)    (Unaudited)
                                          -----    -----------    -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $    65,549     $    83,853     $    86,939
                                                   -----------     -----------     -----------
  Total current assets                                  65,549          83,853          86,939
                                                   -----------     -----------     -----------
  TOTAL                                            $    65,549     $    83,853     $    86,939
                                                   ===========     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Trade accounts payable                           $       -0-     $    13,518      $       -0-
                                                   -----------      -----------     -----------
Total current liabilities                                  -0-          13,518              -0-
                                                   -----------      -----------     -----------

ESTIMATED RECLAMATION COSTS               1
COMMITMENTS AND CONTINGENCIES             1


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                                   December 31,     December 31,     December 31,
                                                      2003             2002             2001
                                          NOTES    (Unaudited)      (Unaudited)      (Unaudited)
                                          -----    -----------      -----------      -----------
STOCKHOLDERS' EQUITY:                     3

  Common stock (7,696,739
    shares standing)                                   314,080           314,080         314,080
  Additional paid-in capital                        13,304,849        13,304,849      13,304,849
  Retained earnings
  (accumulated deficit)                            (12,924,254)      (12,919,469)    (12,902,865)
  Less cost of common stock
    held in treasury                                  (629,126)         (629,126)       (629,126)
                                                   -----------       -----------     ------------
Stockholders' equity (deficit)                          65,549            70,334          86,938
                                                   -----------       -----------     -----------
     TOTAL                                         $    65,549       $    70,334     $    86,938
                                                   ===========       ===========     ===========


See notes to financial statements.

AMERICAN NUCLEAR CORPORATION
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2003 (Unaudited), 2002 (Unaudited), and 2001 (Unaudited)


                                               Year Ended      Year Ended     Year Ended
                                               December        December       December
                                               31, 2003        31, 2002       31, 2001
                                       NOTES   (Unaudited)    (Unaudited)     (Unaudited)
                                       -----    ----------     -----------    -----------
REVENUE FROM DISCONTINUED
OPERATIONS:

Total revenues from
  discontinued operations                               -0-             -0-             -0-
                                                -----------      ----------    ------------
DISCONTINUED EXPENSES:
General and administrative                           18,933          19,200          21,811

Reclamation                                1            -0-          13,518             -0-
                                                -----------     -----------    ------------


Total discontinued operating
  expenses                                           18,933          32,718          21,811

OTHER INCOME (EXPENSE):
  Reclamation Reimbursement                          13,518          14,842          13,519
  Interest income                                       629           1,074           1,794
  Other Income                                          -0-             198             -0-
                                                -----------    ------------    ------------
NET INCOME (LOSS)                                    (4,786)        (16,604)         (6,498)

RETAINED EARNINGS
  (Accumulated Deficit):
  Beginning of period                           (12,919,469)    (12,902,865)    (12,896,366)
                                                -----------    ------------    ------------
  End of period                                ($12,924,255)   $(12,919,469)   $(12,902,865)
                                                ===========    ============    ============

NET LOSS BEFORE DISCONTINUED
  OPERATION PER SHARE                           $       -0-    $        -0-    $        -0-

DISCONTINUED OPERATION PER SHARE                $     (0.00)   $      (0.01)   $      (0.01)
                                                -----------    -------------   ------------

NET INCOME (LOSS) PER COMMON SHARE              $     (0.00)   $      (0.00)   $      (0.01)
                                                ===========    ============    ============

WEIGHTED-AVERAGE NUMBER OF
  SHARES OUTSTANDING                   1        7,696,739         7,696,739       7,696,739
                                              ===========      ============    ============


See notes to financial statements.

AMERICAN NUCLEAR CORPORATION
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2003
(Unaudited), 2002 (Unaudited), AND 2001 (Unaudited)



                                                  Year           Year            Year
                                                  Ended          Ended           Ended
                                                  December       December        December
                                                  31, 2003       31, 2002        31, 2001
                                                  (Unaudited)    (Unaudited)     (Unaudited)
                                                  ----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                               $    (4,786)   $   (16,604)   $     (6,498)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:

Decrease (increase) in Assets:
  Other assets                                            -0-            -0-             -0-

Increase (decrease) in Liabilities:
  Other liabilities                                   (13,518)        13,518            -0-
                                                  -----------   ------------    ------------
  Net cash from operating
   activities                                         (18,304)        (3,086)        (6,498)
                                                   ----------     ----------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    (18,304)        (3,086)        (6,498)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  83,853         86,939         93,437
                                                  -----------    -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                          $    65,549    $    83,853    $     86,939
                                                  ===========    ===========    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:


Interest paid                                     $       -0-    $       -0-    $        -0-
                                                  ===========    ===========    ============
Issuance of stock for ESOP
  contribution                                    $       -0-    $       -0-    $        -0-
                                                  ===========    ===========    ============
Issuance of stock for stock bonus                 $       -0-    $       -0-    $        -0-
                                                  ===========    ===========    ============



See notes to financial statements.

AMERICAN NUCLEAR CORPORATION
NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003 (Unaudited), 2002 (Unaudited), AND 2001 (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidation Basis of Presentation
---------------------------------

     The accompanying unaudited 2003, 2002 and 2001 financial statements have been prepared on a liquidation basis, which recognized the realization of assets and the satisfaction of a portion of the liabilities during 2003, 2002 and 2001. The statements of operations and retained earnings and cash flows for the years ended December 31, 2003, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

   As of December 31, 2003 the Company's current assets exceed current liabilities by approximately $65,549. The Company's current assets are reserved for general and administrative expenses, site reclamation and mill site monitoring.

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


Major Customer
----------------

     The Company had no customers in 2003, 2002 and 2001.


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

     At December 31, 2003 the Company had approximately $10.4 million of net operating loss carryovers which expire during 2005 through 2017. The future utilization of net operating loss carry-overs are subject to rules and regulations of the Internal Revenue Service which could prevent utilization of the net operating loss and carry-overs.


3.  STOCKHOLDERS' EQUITY

     The Company's authorized common stock consists of 25,000,000 shares of $.04 par value common stock. Changes in common stock issued and outstanding during the years ended December 31, 2001, 2002 and 2003 were as follows:




                                                   Common Stock
                              ----------------------------------------------------
                                                          Held in
                                  Issued            Treasury (at cost)     Additional
                              ------------------     ----------------      Paid-in
                              Shares      Amount     Shares    Amount      Capital
                              ------      -------    ------     -----      -----------
Balance, December 31, 2001    7,852,183   $314,080   155,444   $(629,126)  $13,304,849
                              ---------    -------   -------   ---------   -----------
Balance, December 31, 2002    7,852,183   $314,080   155,444   $(629,126)  $13,304,849
                              ---------   -------    -------   ---------   -----------
Balance, December 31, 2003    7,852,183   $314,080   155,444   $(629,126)  $13,304,849
                              =========   ========   =======   =========   ===========



Redeemable Preferred Stock
--------------------------

     The Company's authorized preferred stock consists of 15,000,000 shares of $1 par value preferred stock with a liquidation value of $10.00 per share. There were no outstanding preferred shares during the periods ended December 31, 2003, 2002 and 2001.


Stock Warrants
-------------
     The Company had warrants outstanding for the purchase of 49,020 shares of common stock, exercisable at $0.875 per share, which expired on August 26, 1995.

Employee Stock Ownership Plan
------------------------------

     The Company had an Employee Stock Ownership Plan (ESOP) for the benefit of its employees. Contributions to the Plan were made at the Company's discretion. On March 6, 1992 the Board of Directors resolved to terminate the ESOP and replace it with a money purchase plan. The money purchase plan received approval by a vote of the shareholders on June 17, 1992. During the year ended December 31, 1992, the Company made contributions to the Plan of 5,272 shares of the Company's common stock. At December 31, 1994 the Plan held 4,235 shares of the Company's common stock for the account of prior participating employees that cannot be located. On December 31, 2003, 2002 and 2001 the common stock had relatively no market value.


Non-qualified Stock Options
---------------------------

     There were no options exercised during the three years ended
December 31, 2003 and there were no outstanding options under this Plan at December 31, 2003.


1992 Incentive Stock Option Plan
--------------------------------

     As of December 31, 2003 there were no stock options outstanding under the 1992 Incentive Stock Option Plan.


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

     The Company had no employment contracts with any employees at December 31, 2003.